Form 10-Q
period 1995-03-31
PARKER & PARSLEY 86-C LTD
filed 1995-05-11
CIK 789791

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                            FORM 10-Q

  /x/   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1995, or

  / /   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the transition period from _______ to _______

                    Commission File No. 33-3353C

                     PARKER & PARSLEY 86-C, LTD.
       (Exact name of Registrant as specified in its charter)

             Texas                             75-2142283
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)          Identification Number)

        303 West Wall, Suite 101,
             Midland, Texas                          79701
(Address of principal executive offices)           (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                           Not applicable
         (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    /x/    No    / /

                        Page 1 of 12 pages.
                      There are no exhibits.

                     PARKER & PARSLEY 86-C, LTD.
                    (A Texas Limited Partnership)
                   PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                            BALANCE SHEETS
                                          March 31,     December 31,
                                            1995            1994
                                        ------------    ------------
                                         (Unaudited)
               ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $92,198 at
  March 31 and $67,192 at December 31   $     96,538    $     67,305
 Accounts receivable - oil and gas sales     161,354         164,132
                                         -----------     -----------
     Total current assets                    257,892         231,437

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                   15,850,649      15,864,179
  Accumulated depletion                  (10,221,264)    (10,046,059)
                                         -----------     -----------
     Net oil and gas properties            5,629,385       5,818,120
                                         -----------     -----------
                                        $  5,887,277    $  6,049,557
                                         ===========     ===========

  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate           $    118,851    $     94,043
Partners' capital:
 Limited partners (19,317 interests)       5,712,049       5,897,267
 Managing general partner                     56,377          58,247
                                         -----------     -----------
                                           5,768,426       5,955,514
                                         -----------     -----------
                                        $  5,887,277    $  6,049,557
                                         ===========     ===========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 86-C, LTD.
                     (A Texas Limited Partnership)

                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                            Three months ended
                                                 March 31,
                                            1995          1994
                                         ----------    ----------
Revenues:
 Oil and gas sales                       $  384,522    $  342,227
 Interest income                              1,669           705
 Salvage income from abandoned property          -            209
                                          ---------     ---------
     Total revenues                         386,191       343,141

Costs and expenses:
 Production costs                           208,503       216,003
 General and administrative expenses         11,536        10,099
 Depletion                                  175,205       193,106
                                          ---------     ---------
     Total costs and expenses               395,244       419,208
                                          ---------     ---------
Net loss                                 $   (9,053)   $  (76,067)
                                          =========     =========
Allocation of net loss:
 Managing general partner                $      (90)   $     (761)
                                          =========     =========

 Limited partners                        $   (8,963)   $  (75,306)
                                          =========     =========
Net loss per limited
 partnership interest                    $     (.46)   $    (3.90)
                                          =========     =========
Distributions per limited
 partnership interest                    $     9.12    $     7.92
                                          =========     =========


   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 86-C, LTD.
                    (A Texas Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL
                             (Unaudited)



                                Managing
                                general      Limited
                                partner      partners        Total
                              -----------   -----------   -----------


Balance at January 1, 1994   $    65,329   $ 6,598,251   $ 6,663,580

Distributions                     (1,545)     (152,946)     (154,491)

Net loss                            (761)      (75,306)      (76,067)
                              ----------    ----------    ----------
Balance at March 31, 1994    $    63,023   $ 6,369,999   $ 6,433,022
                              ==========    ==========    ==========


Balance at January 1, 1995   $    58,247   $ 5,897,267   $ 5,955,514

Distributions                     (1,780)     (176,255)     (178,035)

Net loss                             (90)       (8,963)       (9,053)
                              ----------    ----------    ----------
Balance at March 31, 1995    $    56,377   $ 5,712,049   $ 5,768,426
                              ==========    ==========    ==========









   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 86-C, LTD.
                    (A Texas Limited Partnership)

                      STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                             Three months ended
                                                   March 31,
                                              1995           1994
                                           ----------     ----------
Cash flows from operating activities:
 Net loss                                  $   (9,053)    $  (76,067)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depletion                                  175,205        193,106
   Salvage income from abandoned property          -            (209)
 Changes in assets and liabilities:
  Decrease in accounts receivable               2,778         16,845
  Increase in accounts payable                 28,283          9,801
                                            ---------      ---------
   Net cash provided by operating activities  197,213        143,476

Cash flows from investing activities:
 Proceeds from equipment salvage on
  abandoned property                               -             209
 (Additions) disposals of oil and gas
   properties                                  10,055           (355)
                                            ---------      ---------
   Net cash provided by (used in)
    investing activities                       10,055           (146)

Cash flows from financing activities:
 Cash distributions to partners              (178,035)      (154,491)
                                            ---------      ---------
Net increase (decrease) in cash and
 cash equivalents                              29,233        (11,161)
Cash and cash equivalents at beginning
 of period                                     67,305        149,143
                                            ---------      ---------
Cash and cash equivalents at end of period $   96,538     $  137,982
                                            =========      =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                        PARKER & PARSLEY 86-C, LTD.
                       (A Texas Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                               March 31, 1995
                                 (Unaudited)

NOTE 1.

In the opinion of management, the unaudited financial statements as of March 31, 1995 of Parker & Parsley 86-C, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution in 1993 of $6,972,477, or $360.95 per limited partnership interest.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed December 30, 1986. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"). On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Program and Registrant affairs. The limited partners contributed $19,317,000 representing 19,317 interests ($1,000 per interest) sold to a total of 1,466 limited partners.

Since its formation, the Registrant invested $16,057,613 in various prospects that were drilled in Texas. At March 31, 1995, the Registrant had 59 producing oil and gas wells and one well was abandoned in 1992.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $384,522 from $342,227 for the three months ended March 31, 1995 and 1994, respectively, an increase of 12%. The increase in revenues resulted from a 28% increase in the average price received per barrel of oil and a 9% increase in the average price received per mcf of gas, offset by a 5% decrease in barrels of oil produced and sold and an 11% decrease in mcf of gas produced and sold. For the three months ended March 31, 1995, 15,460 barrels of oil were sold compared to 16,290 for the same period in 1994, a decrease of 830 barrels. For the three months ended March 31, 1995, 62,425 mcf of gas were sold compared to 70,527 for the same period in 1994, a decrease of 8,102 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteris-tics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.73 from $13.47 for the three months ended March 31, 1994 to $17.20 for the same period in 1995 while the average price received per mcf of gas increased from $1.74 during the three months ended March 31, 1994 to $1.90 in 1995.
The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1995.

Costs and Expenses:

Total costs and expenses decreased to $395,244 for the three months ended March 31, 1995 as compared to $419,208 for the same period in 1994, a decrease of $23,964, or 6%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $208,503 for the three months ended March 31, 1995 and $216,003 for the same period in 1994, resulting in a $7,500 decrease, or 3%. This decrease was the result of slight declines in well repair and maintenance costs and ad valorem taxes, offset by a slight increase in production taxes due to increased oil and gas revenues.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 14% from $10,099 for the three months ended March 31, 1994 to $11,536 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $175,205 for the three months ended March 31, 1995 compared to $193,106 for the same period in 1994. This represented a decrease in depletion of $17,901, or 9%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 830 barrels for the three months ended March 31, 1995 from the same period in 1994, while oil reserves of barrels were revised downward by 61,421 barrels, or 7%.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution in 1993 of $6,972,477, or $360.95 per limited partnership interest.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities increased to $197,213 for the three months ended March 31, 1995, a 37% increase from the same period ended March 31, 1994. This increase was due to an increase in oil and gas sales and a decrease in production costs, offset by an increase in G&A. The increase in oil and gas sales was due to an increase in average prices received per barrel of oil and mcf of gas, offset by a decline in the barrels of oil and mcf of gas produced and sold. The decrease in production costs was due to less well repair and maintenance costs for the three months ended March 31, 1995 compared to the same period in 1994. The increase in G&A was due to an increase in allocated expenses by the managing general partner.

Net Cash Provided by (Used in) Investing Activities:

The Registrant's principal investing activities during the three months ended March 31, 1995 were for repair and maintenance activity on various oil and gas properties. Proceeds of $209 were received during the three months ended March 31, 1994 from the equipment salvage of one property abandoned in a prior year.

Net Cash Used in Financing Activities:

Cash was sufficient for the three months ended March 31, 1995 to cover distributions to the partners of $178,035 of which $176,255 was distributed to the limited partners and $1,780 to the managing general partner. For the same period ended March 31, 1994, cash was sufficient for distributions to the partners of $154,491 of which $152,946 was distributed to the limited partners and $1,545 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution in 1993 of $6,972,477, or $360.95 per limited partnership interest.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

                      PARKER & PARSLEY 86-C, LTD.
                     (A Texas Limited Partnership)



                          S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PARKER & PARSLEY 86-C, LTD.

                          By: Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  May 12, 1995      By: /s/ Steven L. Beal
                              ----------------------------------------
                                  Steven L. Beal, Senior Vice
                                   President - Finance and
                                   Chief Financial Officer
                                   of PPUSA