Form 10-Q
period 1995-09-30
PARKER & PARSLEY 86-C LTD
filed 1995-11-13
CIK 789791

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

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

                        Page 1 of 13 pages.
                      There are no exhibits.

                        PARKER & PARSLEY 86-C, LTD.
                       (A Texas Limited Partnership)

                       Part I. Financial Information

Item 1.   Financial Statements

                              BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1995           1994
                                                     (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $120,491 at September 30
    and $67,192 at December 31                      $   120,699     $   67,305
  Accounts receivable - oil and gas sales               145,453        164,132
                                                     ----------      ---------
          Total current assets                          266,152        231,437

Oil and gas properties - at cost, based on the
  successful efforts accounting method               15,560,802     15,864,179
    Accumulated depletion                           (10,349,660)   (10,046,059)
                                                     ----------     ----------
          Net oil and gas properties                  5,211,142      5,818,120
                                                     ----------     ----------
                                                    $ 5,477,294    $ 6,049,557
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $   146,043    $    94,043

Partners' capital:
  Limited partners (19,317 interests)                 5,279,247      5,897,267
  Managing general partner                               52,004         58,247
                                                     ----------     ----------
                                                      5,331,251      5,955,514
                                                     ----------     ----------
                                                    $ 5,477,294    $ 6,049,557
                                                     ==========     ==========



     The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                          PARKER & PARSLEY 86-C, LTD.
                         (A Texas Limited Partnership)

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                                  1995        1994        1995         1994

Revenues:
  Oil and gas sales            $ 324,985   $ 398,227   $1,093,317   $1,143,352
  Interest income                  2,359       1,948        6,203        4,086
  Salvage income from equipment
   disposal                           -           -         4,257       12,529
                                --------    --------    ---------    ---------
     Total revenues              327,344     400,175    1,103,777    1,159,967

Costs and expenses:
  Production costs               217,486     212,038      625,706      667,215
  General and administrative
   expenses                        9,750      11,947       32,800       34,301
  Depletion                      124,975     110,890      448,330      429,919
  Loss (gain) on abandoned
   property                      (21,895)         -       119,491           -
  Abandoned property costs           327          -        11,068           -
                                --------    --------    ---------    ---------
     Total costs and expenses    330,643     334,875    1,237,395    1,131,435
                                --------    --------    ---------    ---------
Net income (loss)              $  (3,299)  $  65,300   $ (133,618)  $   28,532
                                ========    ========    =========    =========
Allocation of net income (loss):
  Managing general partner     $     (33)  $     653   $   (1,336)  $      285
                                ========    ========    =========    =========

  Limited partners             $  (3,266)  $  64,647   $ (132,282)  $   28,247
                                ========    ========    =========    =========
Net income (loss) per limited
  partnership interest         $    (.17)  $    3.34   $    (6.85)  $     1.46
                                ========    ========    =========    =========
Distributions per limited
  partnership interest         $    7.20   $   10.31   $    25.15   $    27.38
                                ========    ========    =========    =========



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

                          PARKER & PARSLEY 86-C, LTD.
                         (A Texas Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                                 (Unaudited)



                                          Managing
                                          general      Limited
                                          partner      partners       Total


Balance at January 1, 1994              $   65,329    $6,598,251    $6,663,580

    Distributions                           (5,342)     (528,903)     (534,245)

    Net income                                 285        28,247        28,532
                                         ---------     ---------     ---------
Balance at September 30, 1994           $   60,272    $6,097,595    $6,157,867
                                         =========     =========     =========


Balance at January 1, 1995              $   58,247    $5,897,267    $5,955,514

    Distributions                           (4,907)     (485,738)     (490,645)

    Net loss                                (1,336)     (132,282)     (133,618)
                                         ---------     ---------     ---------
Balance at September 30, 1995           $    52,004   $5,279,247    $5,331,251
                                         ==========    =========     =========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                         PARKER & PARSLEY 86-C, LTD.
                        (A Texas Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                         1995          1994

Cash flows from operating activities:

  Net income (loss)                                  $ (133,618)    $   28,532
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depletion                                         448,330        429,919
      Loss on abandoned property                        119,491             -
      Salvage income from equipment disposal             (4,257)       (12,529)
  Changes in assets and liabilities:
      Decrease in accounts receivable                    18,679         18,902
      Increase in accounts payable                       53,379         40,479
                                                      ---------      ---------
       Net cash provided by operating activities        502,004        505,303

Cash flows from investing activities:

  Disposals of oil and gas properties                    12,565            737
  Proceeds from salvage income from equipment
    disposal                                              4,257         12,529
  Proceeds from equipment salvage on abandoned
    property                                             25,213             -
                                                      ---------      ---------
       Net cash provided by investing activities         42,035         13,266

Cash flows from financing activities:

  Cash distributions to partners                       (490,645)      (534,245)
                                                      ---------      ---------
Net increase (decrease) in cash and cash equivalents     53,394        (15,676)
Cash and cash equivalents at beginning of period         67,305        149,143
                                                      ---------      ---------
Cash and cash equivalents at end of period           $  120,699     $  133,467
                                                      =========      =========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                          PARKER & PARSLEY 86-C, LTD.
                         (A Texas Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 86-C, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter- partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $6,972,477, or $360.95 per limited partnership interest, in 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the

Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

The Registrant was formed December 30, 1986. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC") which was merged into PPDLP on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $19,317,000 representing 19,317 interests ($1,000 per interest) sold to a total of 1,466 limited partners.

Since its formation, the Registrant invested $16,031,986 in various prospects that were drilled in Texas. At September 30, 1995, the Registrant had 58 producing oil and gas wells. Two wells have been abandoned due to uneconomical operations; one well in 1995 and one in 1992.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
   September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $1,093,317 from $1,143,352 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 4%. The decrease in revenues resulted from an 11% decrease in barrels of oil produced and sold, a 7% decrease in mcf of gas produced and sold and a decrease in the average price received per mcf of gas, offset by a 9% increase in the average price received per barrel of oil. For the nine months ended September 30, 1995, 43,671 barrels of oil were sold compared to 49,131 for the same period in 1994, a decrease of 5,460 barrels. For the nine months ended September 30, 1995, 203,215 mcf of gas were sold compared to 217,763 for the same period in 1994, a decrease of 14,548 mcf. The decrease in oil and gas produced and sold was due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased 9% from $15.81 for the nine months ended September 30, 1994 to $17.27 for the same period in 1995 while the average price received per mcf of gas decreased from $1.68 during the nine months ended September 30, 1994 to $1.67 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

Salvage income of $4,257 for the nine months ended September 30, 1995 was received from the disposal of equipment on one fully depleted well. For the same period ended September 30, 1994, $12,529 in salvage income consisted of equipment credits received of $210 on one well abandoned in a prior year and $12,319 received from the disposal of equipment on one fully depleted well.

COSTS AND EXPENSES:

Total costs and expenses increased to $1,237,395 for the nine months ended September 30, 1995 as compared to $1,131,435 for the same period in 1994, an increase of $105,960, or 9%. This increase was due to increases in depletion, loss on abandoned property and abandoned property costs, offset by declines in production costs and general and administrative expenses ("G&A").

Production costs were $625,706 for the nine months ended September 30, 1995 and $667,215 for the same period in 1994, resulting in a $41,509 decrease, or 6%. This decrease was the result of declines in well repair and maintenance costs and production and ad valorem taxes, offset by an increase in workover expense incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 4% from $34,301 for the nine months ended September 30, 1994 to $32,800 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $448,330 for the nine months ended September 30, 1995 compared to $429,919 for the same period in 1994. This represented an increase in depletion of $18,411, or 4%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 5,460 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.38 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.30 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.80 per barrel.

A loss on abandoned property of $119,491 was recognized during the nine months ended September 30, 1995. This loss was the result of proceeds received of $25,213 from equipment salvage on abandoned property, less the write-off of remaining capitalized well costs of $144,704.

Expenses incurred during the nine-month period ended September 30, 1995 to plug and abandon one well totaled $11,068. There was no abandonment activity for the same period in 1994.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $6,972,477, or $360.95 per limited partnership interest, in 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $324,985 from $398,227 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 18%. The decrease in revenues resulted from a 17% decrease in barrels of oil produced and sold, a 10% decrease in mcf of gas produced and sold and decreases in the average prices received per barrel of oil and mcf of gas. For the three months ended September 30, 1995, 13,194 barrels of oil were sold compared to 15,836 for the same period in 1994, a decrease of 2,642 barrels. For the three months ended September 30, 1995, 69,136 mcf of gas were sold compared to 76,635 for the same period in 1994, a decrease of 7,499 mcf. The decrease in oil and gas production was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil decreased $.84, or 5%, from $17.35 for the three months ended September 30, 1994 to $16.51 for the same period in 1995 while the average price received per mcf of gas decreased 4% from $1.61 for the three months ended September 30, 1994 to $1.55 for the same period in 1995.

COSTS AND EXPENSES:

Total costs and expenses decreased to $330,643 for the three months ended September 30, 1995 as compared to $334,875 for the same period in 1994, a decrease of $4,232. This decrease consisted of a decline in G&A and a gain on abandoned property, offset by increases in production costs, depletion and abandoned property costs.

Production costs were $217,486 for the three months ended September 30, 1995 and $212,038 for the same period in 1994, resulting in a $5,448 increase, or 3%. This increase was the result of increases in workover expense and ad valorem taxes, offset by a decrease in well repair and maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 18% from $11,947 for the three months ended September 30, 1994 to $9,750 for the same period in 1995.

Depletion was $124,975 for the three months ended September 30, 1995 compared to $110,890 for the same period in 1994. This represented an increase in depletion of $14,085, or 13%. Oil production decreased 2,642 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.38 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.30 per barrel.

A gain on abandoned property of $21,895 for the three months ended September 30, 1995 consisted of equipment credits received on one abandoned oil and gas well, with costs to abandon the property of $327. There was no abandonment activity during the same period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities decreased to $502,004 during the nine months ended September 30, 1995, a $3,299 decrease from the same period ended September 30, 1994. This decrease was due to a decline in oil and gas sales and an increase in G&A and abandoned property costs, offset by decreases in production costs. The decline in oil and gas sales was due to a decline in barrels of oil and mcf of gas produced and sold and declining average prices received for gas. The increase in G&A was due to more allocated expenses by the managing general partner. The increase in abandoned property costs was due to the plugging of one well in 1995. The decrease in production costs was due to less well repair and maintenance.

NET CASH PROVIDED BY INVESTING ACTIVITIES

The Registrant received $12,565 and $737 during the nine months ended September 30, 1995 and 1994, respectively, from the disposal of oil and gas equipment on active properties.

Proceeds from salvage income of $4,257 were received during the nine months ended September 30, 1995 from the sale of oil and gas equipment on one fully depleted well. For the same period in 1994, total proceeds from salvage income of $12,529 resulted from the disposal of oil and gas equipment on one fully depleted well of $12,319 and $210 from oil and gas equipment disposal on one well abandoned in a prior year.

Proceeds of $25,213 were received from the salvage of equipment on one well abandoned during the nine months ended September 30, 1995.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $490,645 of which $485,738 was distributed to the limited partners and $4,907 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $534,245 of which $528,903 was distributed to the limited partners and $5,342 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ACCOUNTING STANDARD ON IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.

                         PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $6,972,477, or $360.95 per limited partnership interest, in 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

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


                                    PARKER & PARSLEY 86-C, LTD.

                              By:   Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  November 9, 1995      By:   /s/ Steven L. Beal
                                    -------------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA