Form 10-Q
period 1996-06-30
PARKER & PARSLEY 86-C LTD
filed 1996-08-12
CIK 789791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996, or

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

                                 Yes /x/ No / /

                               Page 1 of 16 pages.
                             There are no exhibits.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    June 30,     December 31,
                                                      1996           1995
                                                  ------------   ------------
                                                   (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $167,178
  at June 30 and $73,587 at December 31           $    167,631   $     73,796
 Accounts receivable - oil and gas sales               172,519        151,051
                                                   -----------    -----------
     Total current assets                              340,150        224,847

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                             14,633,228     15,562,115
  Accumulated depletion                            (10,608,365)   (11,373,411)
                                                   -----------    -----------
     Net oil and gas properties                      4,024,863      4,188,704
                                                   -----------    -----------
                                                  $  4,365,013   $  4,413,551
                                                   ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                     $    128,630   $    113,085

Partners' capital:
 Limited partners (19,317 interests)                 4,195,327      4,258,769
 Managing general partner                               41,056         41,697
                                                   -----------    -----------
                                                     4,236,383      4,300,466
                                                   -----------    -----------
                                                  $  4,365,013   $  4,413,551
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                               Three months ended        Six months ended
                                    June 30,                  June 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------
Revenues:
 Oil and gas sales             $  415,925  $  383,810  $  806,460  $  768,332
 Interest income                    1,845       2,175       3,151       3,844
 Salvage income from
  equipment disposal                   -        4,257      28,740       4,257
 Gain on sale of assets            39,034          -       39,034          -
 Litigation settlement            704,864          -      704,864          -
                                ---------   ---------   ---------   ---------
    Total revenues              1,161,668     390,242   1,582,249     776,433
Costs and expenses:
 Production costs                 206,401     199,717     433,601     408,220
 General and adminis-
  trative expenses                 12,478      11,514      24,194      23,050
 Depletion                         86,010     148,150     183,153     323,355
 Loss on abandoned property            -      141,386          -      141,386
 Abandoned property costs           6,572      10,741      27,923      10,741
                                ---------   ---------   ---------   ---------
    Total costs and
     expenses                     311,461     511,508     668,871     906,752
                                ---------   ---------   ---------   ---------
    Net income (loss)          $  850,207  $ (121,266) $  913,378  $ (130,319)
                                =========   =========   =========   =========
Allocation of net
 income (loss):
  Managing general
   partner                     $    8,502  $   (1,213) $    9,134  $   (1,303)
                                =========   =========   =========   =========
Limited partners               $  841,705  $ (120,053) $  904,244  $ (129,016)
                                =========   =========   =========   =========
Net income (loss) per
 limited partnership
 interest                      $    43.57  $    (6.22) $    46.81  $    (6.68)
                                =========   =========   =========   =========
Distributions per limited
 partnership interest          $    44.12  $     8.83  $    50.10  $    17.95
                                =========   =========   =========   =========

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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       Managing
                                       general      Limited
                                       partner      partners        Total
                                     -----------   -----------   -----------

Balance at January 1, 1995           $    58,247   $ 5,897,267   $ 5,955,514

Distributions                             (3,502)     (346,729)     (350,231)

Net loss                                  (1,303)     (129,016)     (130,319)
                                      ----------    ----------    ----------
Balance at June 30, 1995             $    53,442   $ 5,421,522   $ 5,474,964
                                      ==========    ==========    ==========


Balance at January 1, 1996           $    41,697   $ 4,258,769   $ 4,300,466

Distributions                             (9,775)     (967,686)     (977,461)

Net income                                 9,134       904,244       913,378
                                      ----------    ----------    ----------
Balance at June 30, 1996             $    41,056   $ 4,195,327   $ 4,236,383
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended
                                                              June 30,
                                                         1996         1995
                                                      ----------   ----------
Cash flows from operating activities:
 Net income (loss)                                   $   913,378  $ (130,319)
 Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
   Depletion                                             183,153      323,355
   Loss on abandoned property                                 -       141,386
   Salvage income from equipment disposal                (28,740)      (4,257)
   Gain on sale of assets                                (39,034)          -
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable             (21,468)       4,064
  Increase (decrease) in accounts payable                    (25)      52,389
                                                       ---------    ---------
     Net cash provided by operating
      activities                                       1,007,264      386,618
Cash flows from investing activities:
 Proceeds from salvage income on equipment
  disposal                                                28,740        4,257
 Proceeds from equipment salvage on abandoned
  property                                                    -           678
 Proceeds from sale of assets                             39,318           -
 (Additions) disposals of oil and gas
  properties                                              (4,026)      11,551
                                                       ---------    ---------
     Net cash provided by investing
      activities                                          64,032       16,486
Cash flows from financing activities:
 Cash distributions to partners                         (977,461)    (350,231)
                                                       ---------    ---------
Net increase in cash and cash equivalents                 93,835       52,873
Cash and cash equivalents at beginning
 of period                                                73,796       67,305
                                                       ---------    ---------
Cash and cash equivalents at end of period            $  167,631   $  120,178
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)



NOTE 1.

Parker & Parsley 86-C, Ltd. (the "Registrant") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results of operations are not necessarily indicative of results for a full year.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $697,816 to the limited partners, or $36.12 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

NOTE 4.

A gain of $39,034 from the sale of four oil and gas wells to Costilla Energy, L.L.C. was recognized during the six months ended June 30, 1996, attributable to proceeds of $39,318 received from the sale, less the write-off of remaining capitalized well costs of $284.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $806,460 from $768,332 for the six months ended June 30, 1996 and 1995, respectively, an increase of 5%. The increase in revenues resulted from a 16% increase in the average price received per barrel of oil and a 25% increase in the average price received per mcf of gas, offset by a 14% decrease in barrels of oil produced and sold and a 6% decrease in mcf of gas produced and sold. For the six months ended June 30,

1996, 26,147 barrels of oil were sold compared to 30,477 for the same period in 1995, a decrease of 4,330 barrels. For the six months ended June 30, 1996, 125,693 mcf of gas were sold compared to 134,079 for the same period in 1995, a decrease of 8,386 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.88 from $17.60 for the six months ended June 30, 1995 to $20.48 for the same period in 1996 while the average price received per mcf of gas increased from $1.73 during the six months ended June 30, 1995 to $2.16 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Salvage income of $28,740 and $4,257 was received during the six months ended June 30, 1996 and 1995, respectively, attributable to credits received from the disposal of oil and gas equipment on one fully depleted well.

A gain of $39,034 from the sale of four oil and gas wells was recognized during the six months ended June 30, 1996, attributable to proceeds of $39,318 received from the sale, less the write-off of remaining capitalized well costs of $284.

Costs and Expenses:

Total costs and expenses decreased to $668,871 for the six months ended June 30, 1996 as compared to $906,752 for the same period in 1995, a decrease of $237,881, or 26%. This decrease was due to declines in depletion and loss on abandoned property, offset by increases in production costs, general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $433,601 for the six months ended June 30, 1996 and $408,220 for the same period in 1995 resulting in a $25,381 increase, or 6%. This increase was primarily the result of additional well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 5% from $23,050 for the six months ended June 30, 1995 to $24,194 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $183,153 for the six months ended June 30, 1996 compared to $323,355 for the same period in 1995. This represented a decline in depletion of $140,202, or 43%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 4,330 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 34,442 barrels, or 5%.

Incurred expenses of $27,923 for abandoned property costs during the six months ended June 30, 1996 were related to two of the four wells sold and is reflected in the net post-closing adjustment on the sale of properties.

A loss on abandoned property of $141,386 was recognized during the six months ended June 30, 1995. This loss was the result of proceeds received of $3,318 from equipment salvage on abandoned property, less the write-off of remaining capitalized well costs of $144,704. Expenses incurred during the six month period ended June 30, 1995 to plug and abandon one well totaled $10,741.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On

April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $697,816 to the limited partners, or $36.12 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

Three months ended June 30, 1996 compared with three months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $415,925 from $383,810 for the three months ended June 30, 1996 and 1995, respectively, an increase of 8%. The increase in revenues resulted from a 22% increase in the average price received per barrel of oil and a 42% increase in the average price received per mcf of gas, offset by a 16% decline in barrels of oil produced and sold and a 15% decline in mcf of gas produced and sold. For the three months ended June 30, 1996, 12,670 barrels of oil were sold compared to 15,017 for the same period in 1995, a decrease of 2,347 barrels. For the three months ended June 30, 1996, 60,830 mcf of gas were sold compared to 71,654 for the same period in 1995, a decrease of 10,824 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.05 from $18.02 for the three months ended June 30, 1995 to $22.07 for the same period in 1996 while the average price received per mcf of gas increased from $1.58 during the three months ended June 30, 1995 to $2.24 in 1996.

Salvage income of $4,257 for the three months ended June 30, 1995 consisted of equipment credits received on one fully depleted well.

A gain of $39,034 from the sale of four oil and gas wells was recognized during the three months ended June 30, 1996, attributable to proceeds received of $39,318, less the write-off of remaining capitalized well costs of $284.

Costs and Expenses:

Total costs and expenses decreased to $311,461 for the three months ended June 30, 1996 as compared to $511,508 for the same period in 1995, a decrease of $200,047, or 39%. This decrease was due to declines in depletion, loss on abandoned property and abandoned property costs, offset by increases in production costs and G&A.

Production costs were $206,401 for the three months ended June 30, 1996 and $199,717 for the same period in 1995 resulting in a $6,684 increase, or 3%. This increase was primarily the result of additional well repair and maintenance and workover costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 8% from $11,514 for the three months ended June 30, 1995 to $12,478 for the same period in 1996.

Depletion was $86,010 for the three months ended June 30, 1996 compared to $148,150 for the same period in 1995. This represented a decrease in depletion of $62,140, or 42%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Oil production decreased 2,347 barrels for the three months ended June 30, 1996 from the same period in 1995.

A loss on abandoned property of $141,386 was recognized during the three months ended June 30, 1995. This loss was the result of proceeds received of $3,318 from equipment salvage on abandoned property, less the write-off of remaining capitalized well costs of $144,704.

Incurred expenses of $6,572 for abandoned property costs during the three months ended June 30, 1996 were related to two of the four wells sold and is reflected in the net post-closing adjustment on the sale of properties. Expenses incurred during the three month period ended June 30, 1995 to plug and abandon one well totaled $10,741.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $620,646 during the six months ended June 30, 1996 from the same period ended June 30, 1995. This increase was primarily due to the receipt of litigation proceeds as discussed in
Note 3, and an increase in oil and gas sales, offset by an increase in production costs and abandoned property costs.

Net Cash Provided by Investing Activities

The Registrant's investing activities during the six months ended June 30, 1996 included expenses related to expenditures for equipment replacement on various oil and gas properties. Proceeds received during the six months ended June 30, 1995 resulted from the disposal of oil and gas equipment on active properties.

Proceeds from salvage income of $28,740 and $4,257 were received during the six months ended June 30, 1996 and 1995, respectively, from the sale of oil and gas equipment on one fully depleted well.

Proceeds of $678 were received from the salvage of equipment on one well abandoned during the six months ended June 30, 1995.

Proceeds of $39,318 were received during the six months ended June 30, 1996 from the sale of four oil and gas wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $977,461 of which $967,686 was distributed to the limited partners and $9,775 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $350,231 of which $346,729 was distributed to the limited partners and $3,502 to the managing general partner.

Cash distributions to the partners of $977,461 for the six months ended June 30, 1996 included $697,816 to the limited partners and $7,048 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Registrant is party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY 86-C, LTD.

                                By: Parker & Parsley Development L.P.,
                                     Managing General Partner
                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  August 12, 1996         By:  /s/ Steven L. Beal
                                    ---------------------------------------
                                    Steven L. Beal, Senior Vice
                                     President and Chief Financial
                                      Officer of PPUSA