Form 10-Q
period 1996-09-30
PARKER & PARSLEY 86-C LTD
filed 1996-11-13
CIK 789791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of __ pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 86-C, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.      Financial Statements

             Balance Sheets as of September 30, 1996 and
                December 31, 1995   ..................................    3

             Statements of Operations for the three and nine
               months ended September 30, 1996 and 1995...............    4

             Statement of Partners' Capital for the nine months
               ended September 30, 1996...............................    5

             Statements of Cash Flows for the nine months ended
               September 30, 1996 and 1995............................    6

             Notes to Financial Statements............................    7

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................    9



                           Part II. Other Information

Item 1.      Legal Proceedings........................................   14


             Signatures...............................................   15

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1996           1995
                                                   ------------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $208,598 at September 30
    and $73,587 at December 31                     $    208,802    $    73,796
  Accounts receivable - oil and gas sales               168,582        151,051
                                                    -----------     ----------
          Total current assets                          377,384        224,847
                                                    -----------     ----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method               14,551,083     15,562,115
    Accumulated depletion                           (10,611,906)   (11,373,411)
                                                    -----------     ----------
          Net oil and gas properties                  3,939,177      4,188,704
                                                    -----------     ----------
                                                   $  4,316,561    $ 4,413,551
                                                    ===========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    108,296    $   113,085

Partners' capital:
  Limited partners (19,317 interests)                 4,167,490      4,258,769
  Managing general partner                               40,775         41,697
                                                    -----------     ----------
                                                      4,208,265      4,300,466
                                                    -----------     ----------
                                                   $  4,316,561    $ 4,413,551
                                                    ===========     ==========


The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three months ended       Nine months ended
                                     September 30,            September 30,
                                ---------------------   -----------------------
                                   1996        1995        1996         1995
                                ---------   ---------   ----------   ----------
Revenues:
  Oil and gas                   $ 400,781   $ 324,985   $1,207,241   $1,093,317
  Interest                          2,670       2,359        5,821        6,203
  Salvage income from equipment
    disposal                          -           -         28,740        4,257
  Gain (loss) on sale of assets    (1,638)        -         37,396          -
  Litigation settlement               -           -        704,864          -
                                 --------    --------    ---------    ---------
                                  401,813     327,344    1,984,062    1,103,777
                                 --------    --------    ---------    ---------
Costs and expenses:
  Oil and gas production          180,835     217,486      614,436      625,706
  General and administrative       12,024       9,750       36,218       32,800
  Depletion                        85,319     124,975      268,472      448,330
  Loss (gain) on abandoned
    property                          -       (21,895)         -        119,491
  Abandoned property                  -           327       27,923       11,068
                                 --------    --------    ---------    ---------
                                  278,178     330,643      947,049    1,237,395
                                 --------    --------    ---------    ---------

Net income (loss)               $ 123,635   $  (3,299)  $1,037,013   $ (133,618)
                                 ========    ========    =========    =========
Allocation of net income
  (loss):
    Managing general partner    $   1,236   $     (33)  $   10,370   $   (1,336)
                                 ========    ========    =========    =========

    Limited partners            $ 122,399   $  (3,266)  $1,026,643   $ (132,282)
                                 ========    ========    =========    =========
Net income (loss) per limited
  partnership interest          $    6.34   $    (.17)  $    53.15   $    (6.85)
                                 ========    ========    =========    =========
Distributions per limited
  partnership interest          $    7.77   $    7.20   $    57.87   $    25.15
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general        Limited
                                    partner        partners          Total
                                   ----------     -----------     -----------

Balance at January 1, 1996         $   41,697     $ 4,258,769     $ 4,300,466

    Distributions                     (11,292)     (1,117,922)     (1,129,214)

    Net income                         10,370       1,026,643       1,037,013
                                    ---------      ----------      ----------

Balance at September 30, 1996      $   40,775     $ 4,167,490     $ 4,208,265
                                    =========      ==========      ==========






         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended
                                                            September 30,
                                                         1996          1995
                                                     -----------    ----------
Cash flows from operating activities:

  Net income (loss)                                  $ 1,037,013    $ (133,618)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depletion                                          268,472       448,330
      Loss on abandoned property                             -         119,491
      Salvage income from equipment disposal             (28,740)       (4,257)
      Gain on sale of assets                             (37,396)          -
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable         (17,531)       18,679
      Increase (decrease) in accounts payable             (7,722)       53,379
                                                      ----------     ---------
         Net cash provided by operating activities     1,214,096       502,004
                                                      ----------     ---------
Cash flows from investing activities:

  (Additions) disposals of oil and gas properties        (17,896)       12,565
  Proceeds from salvage income from equipment
    disposal                                              28,740         4,257
  Proceeds from equipment salvage on abandoned
    property                                                  -         25,213
  Proceeds from sale of assets                            39,280           -
                                                      ----------     ---------
         Net cash provided by investing activities        50,124        42,035
                                                      ----------     ---------
Cash flows from financing activities:

  Cash distributions to partners                      (1,129,214)     (490,645)
                                                      ----------     ---------
Net increase in cash and cash equivalents                135,006        53,394
Cash and cash equivalents at beginning of period          73,796        67,305
                                                      ----------     ---------
Cash and cash equivalents at end of period           $   208,802    $  120,699
                                                      ==========     =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley 86-C, Ltd. (the "Registrant") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $697,816, or $36.12 per limited partnership interest to the Registrant and its partners.

Note 4.

A gain of $37,396 from the sale of four oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. was recognized during the nine months ended September 30, 1996, attributable to proceeds of $39,280 received from the sale, less the write-off of remaining capitalized well costs of $1,884.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $1,207,241 from $1,093,317 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 10%. The increase in revenues resulted from a 21% increase in the average price received per barrel of oil and a 29% increase in the average price received per mcf of gas, offset by a 13% decline in barrels of oil produced and sold and a 6% decline in mcf of gas produced and sold. For the nine months ended September 30, 1996, 38,211 barrels of oil were sold compared to 43,671 for the same period in 1995, a decrease of 5,460 barrels. For the nine months ended September 30, 1996, 191,063 mcf of gas were sold compared to 203,215 for the same period in 1995, a decrease of 12,152 mcf. The decrease in oil and gas produced and sold was due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.55 from $17.27 for the nine months ended September 30, 1995 to $20.82 for the same period in 1996 while the average price received per mcf of gas increased from $1.67 during the nine months ended September 30, 1995 to $2.16 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Salvage income of $28,740 and $4,257 for the nine months ended September 30, 1996 and 1995, respectively, was received from the disposal of equipment on one fully depleted well.

A gain of $37,396 from the sale of four oil and gas wells and four saltwater disposal wells was recognized during the nine months ended September 30, 1996, attributable to proceeds of $39,280 received from the sale, less the write-off of remaining capitalized well costs of $1,884.

Costs and Expenses:

Total costs and expenses decreased to $947,049 for the nine months ended September 30, 1996 as compared to $1,237,395 for the same period in 1995, a decrease of $290,346, or 23%. This decrease was due to declines in production costs, depletion and loss on abandoned property, offset by increases in general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $614,436 for the nine months ended September 30, 1996 and $625,706 for the same period in 1995, resulting in a $11,270 decrease. This decrease was the result of declines in well repair and maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 10% from $32,800 for the nine months ended September 30, 1995 to $36,218 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $268,472 for the nine months ended September 30, 1996 compared to $448,330 for the same period in 1995, representing a decrease of $179,858, or 40%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 5,460 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the during the third quarter of 1996 as a result of higher commodity prices.

Incurred expenses of $27,923 for abandoned property costs during the nine months ended September 30, 1996 were related to two of the four oil and gas wells sold and are reflected in the net post-closing adjustment to proceeds from the sale of properties.

A loss on abandoned property of $119,491 was recognized during the nine months ended September 30, 1995. This loss was the result of the write-off of remaining capitalized well costs of $144,704, less proceeds received of $25,213 from equipment salvage on abandoned property. Expenses incurred during the nine-month period ended September 30, 1995 to plug and abandon one well totaled $11,068.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $697,816, or $36.12 per limited partnership interest to the Registrant and its partners.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $400,781 from $324,985 for the three months ended September 30, 1996 and 1995, respectively, an increase of 23%. The increase in revenues resulted from a 31% increase in the average price received per barrel of oil and a 39% increase in the average price received per mcf of gas, offset by a 9% decline in barrels of oil produced and sold and a 5% decline in mcf of gas produced and sold. For the three months ended September 30, 1996, 12,064 barrels of oil were sold compared to 13,194 for the same period in 1995, a decrease of 1,130 barrels. For the three months ended September 30, 1996, 65,370 mcf of gas were sold compared to 69,136 for the same period in 1995, a decrease of 3,766 mcf. The decrease in oil and gas production was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.04 from $16.51 for the three months ended September 30, 1995 to $21.55 for the same period in 1996 while the average price received per mcf of gas increased from $1.55 for the three months ended September 30, 1995 to $2.15 for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $278,178 for the three months ended September 30, 1996 as compared to $330,643 for the same period in 1995, a decrease of $52,465, or 16%. This decrease consisted of declines in production costs, depletion, abandoned property costs and gain on abandoned property, offset by an increase in G&A.

Production costs were $180,835 for the three months ended September 30, 1996 and $217,486 for the same period in 1995, resulting in a $36,651 decrease, or 17%. This decrease was the result of decreases in well repair and maintenance costs and workover expense, offset by an increase in production taxes resulting from the increase in oil and gas revenues.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 23% from $9,750 for the three months ended September 30, 1995 to $12,024 for the same period in 1996.

Depletion was $85,319 for the three months ended September 30, 1996 compared to $124,975 for the same period in 1995, representing a decrease of $39,656, or 32%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil  production  of 1,130 barrels for the three months ended

September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A gain on abandoned property of $21,895 for the three months ended September 30, 1995 consisted of equipment credits received on one abandoned oil and gas well, with costs incurred to abandon the property of $327. There was no abandonment activity during the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $712,092 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was primarily due to the receipt of litigation proceeds as discussed in Note 3 and an increase in oil and gas sales, offset by an increase in production costs and abandoned property costs paid.

Net Cash Provided by Investing Activities

The Registrant's investment activities during the nine months ended September 30, 1996 included expenses related to expenditures for equipment replacement on various oil and gas properties. Proceeds received during the nine months ended September 30, 1995 resulted from the disposal of oil and gas equipment on active properties.

Proceeds from salvage income of $28,740 and $4,257 were received during the nine months ended September 30, 1996 and 1995, respectively, from the sale of oil and gas equipment on one fully depleted well.

Proceeds of $25,213 were received from the salvage of equipment on one well abandoned during the nine months ended September 30, 1995.

Proceeds of $39,280 were received during the nine months ended September 30, 1996 from the sale of four oil and gas wells and four saltwater disposal wells.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $1,129,214 of which $1,117,922 was distributed to the limited partners and $11,292 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $490,645 of which $485,738 was distributed to the limited partners and $4,907 to the managing general partner.

Cash  distributions  to the  partners of  $1,129,214  for the nine months  ended
September 30, 1996 included $697,816 to the limited partners and $7,048 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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




                           Part II. Other Information

Item 1.        Legal Proceedings

During April 1996, the Registrant completed the settlement of a material litigation to which it was a party. This litigation and settlement thereof is described in Note 3 of Notes to Financial Statements above.

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


                                      PARKER & PARSLEY 86-C, LTD.

                                By:   Parker & Parsley Development L.P.,
                                       Managing General Partner

                                      By:   Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  November 13, 1996       By:   /s/ Steven L. Beal
                                      -----------------------------------------
                                      Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA