Form 10-Q
period 1997-03-31
PARKER & PARSLEY 86-C LTD
filed 1997-05-12
CIK 789791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 86-C, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1997 and
             December 31, 1996.......................................    3

           Statements of Operations for the three months
             ended March 31, 1997 and 1996...........................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1997....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1997 and 1996...........................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7



                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................    9

           27.    Financial Data Schedule

           Signatures................................................   10

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     March 31,     December 31,
                                                       1997            1996
                                                   ------------    ------------
                                                   (Unaudited)
                       ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $247,171 at March 31
     and $193,384 at December 31                   $    247,678    $    205,207
  Accounts receivable - oil and gas sales               196,893         265,255
                                                    -----------     -----------
          Total current assets                          444,571         470,462
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               14,552,023      14,551,413
Accumulated depletion                               (10,921,660)    (10,828,428)
                                                    -----------     -----------
          Net oil and gas properties                  3,630,363       3,722,985
                                                    -----------     -----------
                                                   $  4,074,934    $  4,193,447
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     93,502    $    104,535

Partners' capital:
  Managing general partner                               38,506          39,581
  Limited partners (19,317 interests)                 3,942,926       4,049,331
                                                    -----------     -----------
                                                      3,981,432       4,088,912
                                                    -----------     -----------
                                                   $  4,074,934    $  4,193,447
                                                    ===========     ===========


  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                   --------------------------
                                                      1997            1996
                                                   ----------      ----------
Revenues:
  Oil and gas                                      $  423,075      $  390,535
  Interest                                              3,039           1,306
  Salvage income from equipment disposals              14,656          28,740
                                                    ---------       ---------
                                                      440,770         420,581
                                                    ---------       ---------
Costs and expenses:
  Oil and gas production                              188,198         227,200
  General and administrative                           12,692          11,716
  Depletion                                            93,232          97,143
  Abandoned property                                      -            21,351
                                                    ---------       ---------
                                                      294,122         357,410
                                                    ---------       ---------
Net income                                         $  146,648      $   63,171
                                                    =========       =========
Allocation of net income:
  Managing general partner                         $    1,466      $      632
                                                    =========       =========
  Limited partners                                 $  145,182      $   62,539
                                                    =========       =========
Net income per limited partnership interest        $     7.52      $     3.24
                                                    =========       =========
Distributions per limited partnership interest     $    13,02      $     5.98
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                      Managing
                                      general       Limited
                                      partner       partners          Total
                                     ---------     -----------     -----------

Balance at January 1, 1997           $  39,581     $ 4,049,331     $ 4,088,912

  Distributions                         (2,541)       (251,587)       (254,128)

  Net income                             1,466         145,182         146,648
                                      --------      ----------      ----------

Balance at March 31, 1997            $  38,506     $ 3,942,926     $ 3,981,432
                                      ========      ==========      ==========







         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                     --------------------------
                                                        1997           1996
                                                     -----------    -----------
Cash flows from operating activities:
  Net income                                         $   146,648    $    63,171
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                          93,232         97,143
       Salvage income from equipment disposals           (14,656)       (28,740)
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable            68,362        (24,646)
    Increase (decrease) in accounts payable               (9,619)        22,229
                                                      ----------     ----------
        Net cash provided by operating activities        283,967        129,157
                                                      ----------     ----------
Cash flows from investing activities:
 Proceeds from salvage income on equipment
   disposals                                              14,656         28,740
 Additions to oil and gas properties                      (2,024)       (27,103)
                                                      ----------     ----------
    Net cash provided by investing activities             12,632          1,637
                                                      ----------     ----------
Cash flows from financing activities:
  Cash distributions to partners                        (254,128)      (116,676)
                                                      ----------     ----------
Net increase in cash and cash equivalents                 42,471         14,118
Cash and cash equivalents at beginning of period         205,207         73,796
                                                      ----------     ----------
Cash and cash equivalents at end of period           $   247,678    $    87,914
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 86-C, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $423,075 from $390,535 for the three months ended March 31, 1997 and 1996, an increase of 8%. The increase in revenues resulted from a 16% increase in the average price received per barrel of oil and a 37% increase in the average price received per mcf of gas, offset by an 8% decline in barrels of oil produced and sold and an 18% decline in mcf of gas produced and sold. For the three months ended March 31, 1997, 12,391 barrels of oil were sold compared to 13,477 for the same period in 1996, a decrease of 1,086 barrels. For the three months ended March 31, 1997, 53,097 mcf of gas were sold compared to 64,863 for the same period in 1996, a decrease of 11,766 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.95 from $18.97 for the three months ended March 31, 1996 to $21.92 for the same period in 1997, while the average price received per mcf of gas increased from $2.08 during the three months ended March 31, 1996 to $2.85 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Salvage income of $14,656 and $28,740 was received during the three months ended March 31, 1997 and 1996, respectively, from the disposal of oil and gas equipment on two fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $294,122 for the three months ended March 31, 1997 as compared to $357,410 for the same period in 1996, a decrease of $63,288, or 18%. This decrease was due to declines in production costs, depletion and abandoned property costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $188,198 for the three months ended March 31, 1997 and $227,200 for the same period in 1996, resulting in a $39,002 decrease, or 17%. This decrease was due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 8% from $11,716 for the three months ended March 31, 1996 to $12,692 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $93,232 for the three months ended March 31, 1997 compared to $97,143 for the same period in 1996. This represented a decrease in depletion of $3,911, or 4%.

Abandoned property costs during the three months ended March 31, 1996 totaled $21,351. These costs were incurred in association with the plugging and abandonment of two uneconomical wells.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities increased $154,810 for the three months ended March 31, 1997 from the same period in 1996. This increase was due to an increase in oil and gas sales receipts and decreases in expenditures for production costs and abandoned property costs paid, offset by an increase in G&A expenses paid.
                                        8

Net Cash Provided by Investing Activities

The Partnership's investing activities during the three months ended March 31, 1997 and 1996 were related to additions of oil and gas equipment on active properties.

Proceeds of $14,656 and $28,740 received from salvage income during the three months ended March 31, 1997 and 1996, respectively, resulted from the sale of oil and gas equipment on fully depleted wells.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $254,128 of which $251,587 was distributed to the limited partners and $2,541 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $116,676 of which $115,509 was distributed to the limited partners and $1,167 to the managing general partner.

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



                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.   Financial Data Schedule

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


                                    PARKER & PARSLEY 86-C, LTD.

                               By:  Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:   Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  May 12, 1997           By:    /s/ Steven L. Beal
                                    --------------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA