Form 10-Q
period 1997-06-30
PARKER & PARSLEY 86-C LTD
filed 1997-08-08
CIK 789791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No /  /

                               Page 1 of 12 pages.
                            Exhibit index on page 11.

                           PARKER & PARSLEY 86-C, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1997 and
               December 31, 1996   ..................................    3

            Statements of Operations for the three and six
               months ended June 30, 1997 and 1996...................    4

            Statement of Partners' Capital for the six months
               ended June 30, 1997...................................    5

             Statements of Cash Flows for the six months
                ended June 30, 1997 and 1996.........................    6

             Notes to Financial Statements...........................    7

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................    7



                           Part II. Other Information

Item 6.      Exhibits and Reports on Form 8-K........................   11

             27.   Financial Data Schedule

             Signatures..............................................   12

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    June 30,      December 31,
                                                      1997            1996
                                                 -------------   -------------
                                                   (Unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $170,842 at June 30
     and $193,384 at December 31                 $     171,358   $     205,207
  Accounts receivable - oil and gas sales              161,401         265,255
                                                  ------------    ------------
          Total current assets                         332,759         470,462
                                                  ------------    ------------

Oil and gas properties - at cost, based on the
  successful efforts accounting method              14,552,661      14,551,413
Accumulated depletion                              (11,007,174)    (10,828,428)
                                                  ------------    ------------
          Net oil and gas properties                 3,545,487       3,722,985
                                                  ------------    ------------
                                                 $   3,878,246   $   4,193,447
                                                  ============    ============

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $      41,641   $     104,535

Partners' capital:
  Managing general partner                              37,058          39,581
  Limited partners (19,317 interests)                3,799,547       4,049,331
                                                  ------------    ------------
                                                     3,836,605       4,088,912
                                                  ------------    ------------
                                                 $   3,878,246   $   4,193,447
                                                  ============    ============

   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended     Six months ended
                                        June 30,              June 30,
                                 --------------------   --------------------
                                   1997      1996         1997       1996
                                 --------- ----------   --------  ----------
Revenues:
  Oil and gas                    $340,203  $  415,925   $763,278  $  806,460
  Interest                          3,537       1,845      6,576       3,151
  Salvage income from
    equipment disposal                -            -      14,656      28,740
  Gain on sale of assets              -        39,034         -       39,034
  Litigation settlement               -       704,864         -      704,864
                                  -------   ---------    -------   ---------
                                  343,740   1,161,668    784,510   1,582,249
                                  -------   ---------    -------   ---------
Costs and expenses:
  Oil and gas production          202,138     206,401    390,336     433,601
  General and administrative       10,206      12,478     22,898      24,194
  Depletion                        85,514      86,010    178,746     183,153
  Abandoned property                  -         6,572        -        27,923
                                  -------   ---------    -------   ---------
                                  297,858     311,461    591,980     668,871
                                  -------   ---------    -------   ---------
Net income                       $ 45,882  $  850,207   $192,530  $  913,378
                                  =======   =========    =======   =========
Allocation of net income:
  Managing general partner       $    459  $   8,502   $  1,925   $   9,134
                                  =======   ========    =======   =========
  Limited partners               $ 45,423  $ 841,705   $190,605   $ 904,244
                                  =======   =========   =======   =========
Net income per limited
  partnership interest           $   2.35  $   43.57   $   9.87   $   46.81
                                  =======   ========    =======    ========
Distributions per limited
  partnership interest           $   9.78  $   44.12   $  22.80   $   50.10
                                  =======   ========    =======    ========

         The financial information included herein has been prepared by management without audit byindependent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                   Managing
                                   general       Limited
                                   partner       partners          Total
                                  ---------     -----------     ------------


Balance at January 1, 1997        $  39,581     $ 4,049,331     $  4,088,912

    Distributions                    (4,448)       (440,389)        (444,837)

    Net income                        1,925         190,605          192,530
                                   --------      ----------      -----------

Balance at June 30, 1997          $  37,058     $ 3,799,547     $  3,836,605
                                   ========      ==========      ===========






         The financial information included herein has been prepared by management without audit byindependent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                              June 30,
                                                       -----------------------
                                                          1997         1996
                                                       ----------   ----------
Cash flows from operating activities:
   Net income                                          $  192,530   $  913,378
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                         178,746      183,153
        Salvage income from equipment disposal            (14,656)     (28,740)
        Gain on sale of assets                                -        (39,034)
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable          103,854      (21,468)
      Decrease in accounts payable                        (61,480)         (25)
                                                        ---------    ---------
            Net cash provided by operating activities     398,994    1,007,264
                                                        ---------    ---------

Cash flows from investing activities:
   Proceeds from salvage income on equipment disposal      14,656       28,740
   Proceeds from sale of assets                               -         39,318
   Additions to oil and gas properties                     (2,662)      (4,026)
                                                        ---------    ---------
            Net cash provided by investing activities      11,994       64,032
                                                        ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners                        (444,837)    (977,461)
                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents      (33,849)      93,835
Cash and cash equivalents at beginning of period          205,207       73,796
                                                        ---------    ---------
Cash and cash equivalents at end of period             $  171,358   $  167,631
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 86-C, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results of operations are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 5% to $763,278 from $806,460 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 13% decrease in mcf of gas produced and sold, a 7% decrease in barrels of oil produced and sold and a decrease in the average price received per barrel of oil, offset by a 13% increase in the average price received per mcf of gas. For the six months ended June 30, 1997, 24,318 barrels of oil were sold compared to 26,147 for the same period in 1996, a decrease of 1,829 barrels. For the six months ended June 30, 1997, 108,939 mcf of gas were sold compared to 125,693 for the same period in 1996, a decrease of 16,754 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.48 for the six months ended June 30, 1996 to $20.40 for the same period in 1997, while the average price received per mcf of gas increased from $2.16 during the six months ended June 30, 1996 to $2.45 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Salvage income of $14,656 and $28,740 was received during the six months ended June 30, 1997 and 1996, respectively, from the disposal of oil and gas equipment on two fully depleted wells.

A gain of $39,034 from the sale of four oil and gas wells to Costilla Energy, L.L.C. was recognized during the six months ended June 30, 1996.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $704,864, which included $697,816, or $36.12 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $591,980 for the six months ended June 30, 1997 as compared to $668,871 for the same period in 1996, a decrease of $76,891, or 11%. This decrease was due to declines in production costs, abandoned property costs, depletion, and general and administrative expenses ("G&A").

Production costs were $390,336 for the six months ended June 30, 1997 and $433,601 for the same period in 1996 resulting in a $43,265 decrease or 10%. This decrease was primarily due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 5% from $24,194 for the six months ended June 30, 1996 to $22,898 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $178,746 for the six months ended June 30, 1997 compared to $183,153 for the same period in 1996. This represented a decline in depletion of $4,407.

Abandoned property costs during the six months ended June 30, 1996 totaled $27,923. These costs were incurred in association with the plugging and abandonment of two uneconomical wells.

Three months ended June 30, 1997 compared with three months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 18% to $340,203 from $415,925 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from a 15% decrease in the average price received per barrel of oil, an 8% decrease in the average price received per mcf of gas, an 8% decline in mcf of gas produced and sold, and a 6% decline in barrels of oil produced and sold. For the three months ended June 30, 1997, 11,927 barrels of oil were sold compared to 12,670 for the same period in 1996, a decrease of 743 barrels. For the three months ended June 30, 1997, 55,842 mcf of gas were sold compared to 60,830 for the same period in 1996, a decrease of 4,988 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.25 from $22.07 for the three months ended June 30, 1996 to $18.82 for the same period in 1997, while the average price received per mcf of gas decreased from $2.24 during the three months ended June 30, 1996 to $2.07 in 1997.

A gain of $39,034 from the sale of four oil and gas wells to Costilla Energy, L.L.C. was recognized during the three months ended June 30, 1996.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $704,864, which included $697,816, or $36.12 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $297,858 for the three months ended June 30, 1997 as compared to $311,461 for the same period in 1996, a decrease of $13,603, or 4%. This decrease was due to declines in abandoned property costs, production costs, G&A and depletion.

Production costs were $202,138 for the three months ended June 30, 1997 and $206,401 for the same period in 1996 resulting in a $4,263 decrease. This decrease was primarily the result of less workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 18% from $12,478 for the three months ended June 30, 1996 to $10,206 for the same period in 1997.

Depletion was $85,514 for the three months ended June 30, 1997 compared to $86,010 for the same period in 1996. This represented a decrease in depletion of $496.
                                        9

Abandoned property costs during the three months ended June 30, 1996 totaled $6,572. These costs were incurred in association with the plugging and abandonment of two uneconomical wells.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $608,270 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This decrease was primarily due to the receipt of litigation proceeds in 1996 as discussed in Item 2 and a decline in production costs paid, offset by an increase in oil and gas receipts.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the six months ended June 30, 1997 and 1996 were related to expenditures for equipment replacement on various oil and gas properties.

Proceeds from salvage income of $14,656 and $28,740 were received during the six months ended June 30, 1997 and 1996, respectively, from the sale of oil and gas equipment on one fully depleted well.

Proceeds of $39,318 were received during the six months ended June 30, 1996 from the sale of four oil and gas wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $444,837 of which $4,448 was distributed to the managing general partner and $440,389 to the limited partner. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $977,461 of which $9,775 was distributed to the managing general partner and $967,686 to the limited partners. Cash distributions to the partners of $977,461 for the six months ended June 30, 1996 included $7,048 to the managing general partner and $697,816 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

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

(b)    Reports on Form 8-K - none
                                       11

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


                                    PARKER & PARSLEY 86-C, LTD.

                              By:   Parker & Parsley Development L.P.,
                                     Managing General Partner
                                    By: Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  August 7, 1997         By:      /s/ Rich Dealy
                                    -------------------------------
                                    Rich Dealy, Controller of PPUSA