Form 10-Q
period 1997-09-30
PARKER & PARSLEY 86-C LTD
filed 1997-11-06
CIK 789791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


/ x /           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 86-C, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997 and
              December 31, 1996   ...................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1997 and 1996................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1997................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996.............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   11

           27.   Financial Data Schedule

           Signatures.................................................   12

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    September 30,  December 31,
                                                        1997            1996
                                                    ------------   ------------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $156,365 at September 30
     and $193,384 at December 31                   $     156,593   $    205,207
  Accounts receivable - oil and gas sales                164,093        265,255
                                                    ------------    -----------
          Total current assets                           320,686        470,462
                                                    ------------    -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                14,546,262     14,551,413
Accumulated depletion                                (11,089,086)   (10,828,428)
                                                    ------------    -----------
          Net oil and gas properties                   3,457,176      3,722,985
                                                    ------------    -----------
                                                   $   3,777,862   $  4,193,447
                                                    ============    ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $      51,496   $    104,535
Partners' capital:
  Managing general partner                                35,956         39,581
  Limited partners (19,317 interests)                  3,690,410      4,049,331
                                                    ------------    -----------
                                                       3,726,366      4,088,912
                                                    ------------    -----------
                                                   $   3,777,862   $  4,193,447
                                                    ============    ===========


The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                Three months ended          Nine months ended
                                   September 30,              September 30,
                               ---------------------     -----------------------
                                  1997       1996          1997          1996
                               ---------  ----------     ----------   ----------

Revenues:
  Oil and gas                  $ 321,035   $ 400,781     $1,084,313   $1,207,241
  Interest                         2,729       2,670          9,305        5,821
  Gain (loss) on
     disposition of assets           -        (1,638)        14,656       66,136
  Litigation settlement              -           -              -        704,864
                                --------    --------      ---------    ---------
                                 323,764     401,813      1,108,274    1,984,062
                                --------    --------      ---------    ---------

Costs and expenses:
  Oil and gas production         196,365     180,835        586,701      614,436
  General and administrative       9,632      12,024         32,530       36,218
  Depletion                       81,912      85,319        260,658      268,472
  Abandoned property               9,016         -            9,016       27,923
                                --------    --------      ---------    ---------
                                 296,925     278,178        888,905      947,049
                                --------    --------      ---------    ---------
Net income                     $  26,839   $ 123,635     $  219,369   $1,037,013
                                ========    ========      =========    =========

Allocation of net income:
   Managing general partner    $     269   $   1,236     $    2,194   $   10,370
                                ========    ========      =========    =========
   Limited partners            $  26,570   $ 122,399     $  217,175   $1,026,643
                                ========    ========      =========    =========
Net income per limited
   partnership interest        $    1.37   $    6.34     $    11.24   $    53.15
                                ========    ========      =========    =========
Distributions per limited
   partnership interest        $    7.02   $    7.77     $    29.82   $    57.87
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general         Limited
                                     partner         partners          Total
                                  -------------   --------------   -------------

Balance at January 1, 1997        $     39,581    $   4,049,331    $  4,088,912

    Distributions                       (5,819)        (576,096)       (581,915)

    Net income                           2,194          217,175         219,369
                                    ----------      -----------      ----------

Balance at September 30, 1997     $     35,956    $   3,690,410    $  3,726,366
                                   ===========     ============     ===========
























   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                              September 30,
                                                          1997            1996
                                                       -----------   ----------
Cash flows from operating activities:

  Net income                                           $  219,369   $ 1,037,013
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                          260,658       268,472
       Gain on disposition of assets                      (14,656)      (66,136)
  Changes in assets and liabilities:
       (Increase) decrease in accounts receivable         101,162       (17,531)
       Decrease in accounts payable                       (51,625)       (7,722)
                                                        ---------    ----------

            Net cash provided by operating activities     514,908     1,214,096
                                                        ---------    ----------

Cash flows from investing activities:

  Additions to oil and gas properties                        -          (17,896)
  Proceeds from disposition of assets                      18,393        68,020
                                                        ---------    ----------

            Net cash provided by investing activities      18,393        50,124
                                                        ---------    ----------

Cash flows from financing activities:

  Cash distributions to partners                         (581,915)   (1,129,214)
                                                        ---------    ----------

Net increase (decrease) in cash and cash equivalents      (48,614)      135,006
Cash and cash equivalents at beginning of period          205,207        73,796
                                                        ---------    ----------

Cash and cash equivalents at end of period             $  156,593   $   208,802
                                                        =========    ==========








    The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


Note 1.   Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 86-C, Ltd. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 10% to $1,084,313 from $1,207,241 for the ninemonths ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from decreases in barrels of oil and mcf of gas produced and sold and a decrease in the average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the nine months ended September 30, 1997, 35,219 barrels of oil were sold compared to 38,211 for the same period in 1996, a decrease of 2,992 barrels, or 8%. For the nine months ended September 30, 1997, 165,236 mcf of gas were sold compared to 191,063 for the same period in 1996, a decrease of 25,827 mcf, or 14%. The decreases in oil and gas production were due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.05, or 5%, from $20.82 for the nine months ended September 30, 1996 to $19.77 for the same period in 1997, while the average price received per mcf of gas increased 9% from $2.16 during the nine months ended September 30, 1996 to $2.35 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

Gain on disposition of assets was comprised of salvage income of $14,656 and $28,740 received during the nine months ended September 30, 1997 and 1996, respectively, from the disposal of oil and gas equipment on one fully depleted well during each period, and a gain of $37,396 from the sale of four oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C., during the nine months ended September 30, 1996.

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

Costs and Expenses:

Total costs and expenses decreased to $888,905 for the nine months ended September 30, 1997 as compared to $947,049 for the same period in 1996, a decrease of $58,144, or 6%. This decrease was due to declines in production costs, abandoned property cost, depletion and general and administrative expenses ("G&A").

Production costs were $586,701 for the nine months ended September 30, 1997 and $614,436 for the same period in 1996, resulting in a $27,735, or 5%, decrease. This decrease was the result of lower workover costs and declines in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 10% from $36,218 for the nine months ended September 30, 1996 to $32,530 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $260,658 for the nine months ended September 30, 1997 compared to $268,472 for the same period in 1996, representing a decrease of $7,814, or 3%. The decrease was due to the decline in oil production of 2,992 barrels from the nine months ended September 30, 1997 as compared to the same period in 1996, offset by a decline in oil reserves in 1997 due to lower commodity prices.

Abandoned property costs during the nine months ended September 30, 1996 and 1997 totaled $27,923 and $9,016, respectively. These costs were attributable to plugging and abandonment of two uneconomical wells in 1996 and one in 1997.

Three months ended September 30, 1997 compared with three months ended September
  30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 20% to $321,035 from $400,781 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil. For the three months ended September 30, 1997, 10,901 barrels of oil were sold compared to 12,064 for the same period in 1996, a decrease of 1,163 barrels, or 10%. For the three months ended September 30, 1997, 56,297 mcf of gas were sold compared to 65,370 for the same period in 1996, a decrease of 9,073 mcf, or 14%. The decreases in oil and gas production were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.20, or 15%, from $21.55 for the three months ended September 30, 1996 to $18.35 for the same period in 1997 while the average price received per mcf of gas remained constant at $2.15 for the three months ended September 30, 1996 and 1997.

Costs and Expenses:

Total costs and expenses increased to $296,925 for the three months ended September 30, 1997 as compared to $278,178 for the same period in 1996, an increase of $18,747, or 7%. This increase consisted of higher production costs and abandoned property costs, offset by declines in depletion and G&A.

Production costs were $196,365 for the three months ended September 30, 1997 and $180,835 for the same period in 1996, resulting in a $15,530 increase, or 9%. This increase was the result of additional well repair and maintenance cost incurred in an effort to stimulate well production, offset by a decrease in workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 20% from $12,024 for the three months ended September 30, 1996 to $9,632 for the same period in 1997.

Depletion was $81,912 for the three months ended September 30, 1997 compared to $85,319 for the same period in 1996, representing a decrease of $3,407, or 4%.

The decrease was due to the decline in oil production of 1,163 barrels for the three months ended September 30, 1997 as compared to the same period in 1996, offset by a decline in oil reserves during the third quarter of 1997 due to lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $699,188 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This decrease was primarily due to the receipt of litigation proceeds during 1996 as discussed in Item 2 and an increase in production costs paid, offset by an increase in oil and gas sales receipts.

Net Cash Provided by Investing Activities

The Partnership's investment activities during the nine months ended September 30, 1997 and 1996 were related to disposal or replacement of oil and gas equipment on various oil and gas properties.

Proceeds from salvage income of $14,656 and $28,740 were received during the nine months ended September 30, 1997 and 1996, respectively, and are primarily from the sale of oil and gas equipment on one fully depleted well during each period. Proceeds of $39,280 were received during the nine months ended September 30, 1996 from the sale of four oil and gas wells and four saltwater disposal wells.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $581,915 of which $5,819 was distributed to the managing general partner and $576,096 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $1,129,214 of which $11,292 was distributed to the managing general partner and $1,117,922 to the limited partners. Cash distributions to the partners of $1,129,214 for the nine months ended September 30, 1996 included $7,048 to the managing general partner and $697,816 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in
Item 2.

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


                                          PARKER & PARSLEY 86-C, LTD.

                                    By:  Pioneer Natural Resources USA, Inc.,
                                          Managing General Partner




Dated:  November 6, 1997            By:  /s/ Rich Dealy
                                         ------------------------------
                                         Rich Dealy, Vice President and
                                          Controller