Form 10-Q
period 1998-06-30
PARKER & PARSLEY 86-C LTD
filed 1998-08-03
CIK 789791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-C, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1998 and
               December 31, 1997.......................................    3

            Statements of Operations for the three and six
              months ended June 30, 1998 and 1997......................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1998......................................    5

            Statements of Cash Flows for the six months
              ended June 30, 1998 and 1997.............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................   11

            27.1   Financial Data Schedule

            Signatures.................................................   12

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1998            1997
                                                   ------------    ------------
                                                   (Unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $127,218 at June 30
     and $163,340 at December 31                   $    127,447    $    163,568
  Accounts receivable - oil and gas sales               136,668         203,783
                                                    -----------     -----------
          Total current assets                          264,115         367,351
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               14,556,444      14,548,946
Accumulated depletion                               (12,224,288)    (12,095,660)
                                                    -----------     -----------
          Net oil and gas properties                  2,332,156       2,453,286
                                                    -----------     -----------
                                                   $  2,596,271    $  2,820,637
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     38,890    $     47,106

Partners' capital:
  Managing general partner                               24,266          26,428
  Limited partners (19,317 interests)                 2,533,115       2,747,103
                                                    -----------     -----------
                                                      2,557,381       2,773,531
                                                    -----------     -----------
                                                   $  2,596,271    $  2,820,637
                                                    ===========     ===========

   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 262,816   $ 340,203   $ 532,019   $ 763,278
  Interest                            2,249       3,537       5,044       6,576
  Gain on disposition of assets         285         -           356      14,656
                                   --------    --------    --------    --------
                                    265,350     343,740     537,419     784,510
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            195,142     202,138     383,272     390,336
  General and administrative          7,885      10,206      15,961      22,898
  Depletion                          66,558      85,514     128,628     178,746
  Abandoned property                    115         -           650         -
                                   --------    --------    --------    ------
                                    269,700     297,858     528,511     591,980
                                   --------    --------    --------    --------
Net income (loss)                 $  (4,350)  $  45,882   $   8,908   $ 192,530
                                   ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner        $     (44)  $     459   $      89   $   1,925
                                   ========    ========    ========    ========
  Limited partners                $  (4,306)  $  45,423   $   8,819   $ 190,605
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    (.22)  $    2.35   $     .46   $    9.87
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    3.45   $    9.78   $   11.53   $   22.80
                                   ========    ========    ========    ========


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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners        Total
                                      ---------     ----------     ----------

Balance at January 1, 1998            $  26,428     $2,747,103     $2,773,531

    Distributions                        (2,251)      (222,807)      (225,058)

    Net income                               89          8,819          8,908
                                       --------      ---------      ---------

Balance at June 30, 1998              $  24,266     $2,533,115     $2,557,381
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                      ------------------------
                                                          1998          1997
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $    8,908    $  192,530
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                        128,628       178,746
        Gain on disposition of assets                       (356)      (14,656)
   Changes in assets and liabilities:
      Accounts receivable                                 67,115       103,854
      Accounts payable                                    (8,216)      (61,480)
                                                       ---------     ---------
            Net cash provided by operating
              activities                                 196,079       398,994
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (7,498)       (2,662)
   Proceeds from asset dispositions                          356        14,656
                                                       ---------     ---------
            Net cash provided by (used in)
              investing activities                        (7,142)       11,994
                                                       ---------     ---------
Cash flows from financing activities:
   Cash distributions to partners                       (225,058)     (444,837)
                                                       ---------     ---------
Net decrease in cash and cash equivalents                (36,121)      (33,849)
Cash and cash equivalents at beginning of period         163,568       205,207
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  127,447    $  171,358
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-C, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results of operations are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 30% to $532,019 from $763,278 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 23,063 barrels of oil, 14,918 barrels of natural gas liquids ("NGLs") and 65,777 mcf of gas were sold, or 48,944 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 24,318 barrels of oil and 108,939 mcf of gas were sold, or 42,475 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.23, or 31%, from $20.40 for the six months ended June 30, 1997 to $14.17 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.05. The average price received per mcf of gas decreased 38% from $2.45 during the six months ended June 30, 1997 to $1.52 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $356 and $14,656 was received during the six months ended June 30, 1998 and 1997, respectively, from the disposal of oil and gas equipment on fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $528,511 for the six months ended June 30, 1998 as compared to $591,980 for the same period in 1997, a decrease of $63,469, or 11%. This decrease was due to declines in depletion, production costs and general and administrative expenses ("G&A"), offset by an increase in abandoned property costs.

Production costs were $383,272 for the six months ended June 30, 1998 and $390,336 for the same period in 1997 resulting in a $7,064 decrease. This decrease was primarily due to a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 30% from $22,898 for the six months ended June 30, 1997 to $15,961 for the same period in 1998.

Depletion was $128,628 for the six months ended June 30, 1998 compared to $178,746 for the same period in 1997. This represented a decline in depletion of $50,118, or 28%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 1,255 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Abandoned property costs incurred during the six months ended June 30, 1998 totaled $650. These costs were in association with the plugging and abandonment of one uneconomical well.

Three months ended June 30, 1998 compared with three months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 23% to $262,816 from $340,203 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 11,711 barrels of oil, 7,790 barrels of NGLs and 32,461 mcf of gas were sold, or 24,911 BOEs. For the three months ended June 30, 1997, 11,927 barrels of oil and 55,842 mcf of gas were sold, or 21,234 BOEs.

The average price received per barrel of oil decreased $5.35, or 28%, from $18.82 for the three months ended June 30, 1997 to $13.47 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $7.24. The average price received per mcf of gas decreased 28% from $2.07 during the three months ended June 30, 1997 to $1.50 in 1998.

Gain on disposition of assets of $285 was received during the three months ended June 30, 1998 from the disposal of oil and gas equipment on fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $269,700 for the three months ended June 30, 1998 as compared to $297,858 for the same period in 1997, a decrease of $28,158, or 9%. This decrease was due to declines in depletion, production costs and G&A, offset by an increase in abandoned property costs.

Production costs were $195,142 for the three months ended June 30, 1998 and $202,138 for the same period in 1997 resulting in a $6,996 decrease, or 3%. This decrease was due to declines in ad valorem taxes and production taxes, offset by an increase in well maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 23% from $10,206 for the three months ended June 30, 1997 to $7,885 for the same period in 1998.

Depletion was $66,558 for the three months ended June 30, 1998 compared to $85,514 for the same period in 1997. This represented a decrease in depletion of $18,956, or 22%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 216 barrels for the three months ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices.

Abandoned property costs during the three months ended June 30, 1998 totaled $115. These costs were incurred in association with the plugging and abandonment of one uneconomical well.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $202,915 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was primarily due to a decline in oil and gas receipts, offset by a decrease in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the six months ended June 30, 1998 and 1997 were related to expenditures for equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $356 and $14,656 were received during the six months ended June 30, 1998 and 1997, respectively, from the sale of oil and gas equipment on fully depleted wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $225,058 of which $2,251 was distributed to the managing general partner and $222,807 to the limited partner. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $444,837 of which $4,448 was distributed to the managing general partner and $440,389 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                           PARKER & PARSLEY 86-C, LTD.

                                     By:   Pioneer Natural Resources USA, Inc.
                                            Managing General Partner





Dated:  August 3, 1998               By:    /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer