Form 10-Q
period 1999-06-30
PARKER & PARSLEY 86-C LTD
filed 1999-08-09
CIK 789791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-C, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999.....................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1999 and 1998............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   12

           27.1   Financial Data Schedule

           Signatures................................................   13

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   June 30,       December 31,
                                                     1999             1998
                                                 ------------     ------------
                                                  (Unaudited)

                      ASSETS

Current assets:
  Cash                                           $    138,310     $    126,623
  Accounts receivable - oil and gas sales             142,220          112,233
                                                  -----------      -----------
          Total current assets                        280,530          238,856
                                                  -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method             14,568,207       14,568,090
Accumulated depletion                             (12,861,662)     (12,735,835)
                                                  -----------      -----------
          Net oil and gas properties                1,706,545        1,832,255
                                                  -----------      -----------
                                                 $  1,987,075     $  2,071,111
                                                  ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     41,234     $     18,095

Partners' capital:
  Managing general partner                             18,151           19,222
  Limited partners (19,317 interests)               1,927,690        2,033,794
                                                  -----------      -----------
                                                    1,945,841        2,053,016
                                                  -----------      -----------
                                                 $  1,987,075     $  2,071,111
                                                  ===========      ===========


     The financial information included as of June 30, 1999 been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                 ----------------------  ----------------------
                                    1999        1998        1999        1998
                                 ----------  ----------  ----------  ----------
Revenues:
  Oil and gas                    $  244,884  $  262,816  $  435,922  $  532,019
  Interest                            1,645       2,249       3,075       5,044
  Gain on disposition of assets         -           285         -           356
                                  ---------   ---------   ---------   ---------
                                    246,529     265,350     438,997     537,419
                                  ---------   ---------   ---------   ---------
Costs and expenses:
  Oil and gas production            162,895     195,142     344,743     383,272
  General and administrative          7,347       7,885      13,078      15,961
  Depletion                          35,027      66,558     125,827     128,628
  Abandoned property                    -           115         -           650
                                  ---------   ---------   ---------   ---------
                                    205,269     269,700     483,648     528,511
                                  ---------   ---------   ---------   ---------
Net income (loss)                $   41,260  $   (4,350) $  (44,651) $    8,908
                                  =========   =========   =========   =========
Allocation of net income (loss):
  Managing general partner       $      413  $      (44) $     (446) $       89
                                  =========   =========   =========   =========
  Limited partners               $   40,847  $   (4,306) $  (44,205) $    8,819
                                  =========   =========   =========   =========
Net income (loss) per limited
  partnership interest           $     2.11  $     (.22) $    (2.29) $      .46
                                  =========   =========   =========   =========
Distributions per limited
  partnership interest           $     2.38  $     3.45  $     3.20  $    11.53
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general       Limited
                                      partner       partners         Total
                                     ---------     ----------     ----------

Balance at January 1, 1999           $  19,222     $2,033,794     $2,053,016

    Distributions                         (625)       (61,899)       (62,524)

    Net loss                              (446)       (44,205)       (44,651)
                                      --------      ---------      ---------

Balance at June 30, 1999             $  18,151     $1,927,690     $1,945,841
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Six months ended
                                                                 June 30,
                                                       ------------------------
                                                          1999          1998
                                                       ----------    ----------

Cash flows from operating activities:
   Net income (loss)                                   $  (44,651)   $    8,908
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depletion                                         125,827       128,628
        Gain on disposition of assets                         -            (356)
   Changes in assets and liabilities:
      Accounts receivable                                 (29,987)       67,115
      Accounts payable                                     23,139        (8,216)
                                                        ---------     ---------
            Net cash provided by operating activities      74,328       196,079
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                       (854)       (7,498)
   Proceeds from asset dispositions                           737           356
                                                        ---------     ---------
            Net cash used in investing activities            (117)       (7,142)
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                         (62,524)     (225,058)
                                                        ---------     ---------
Net increase (decrease) in cash                            11,687       (36,121)
Cash at beginning of period                               126,623       163,568
                                                        ---------     ---------
Cash at end of period                                  $  138,310    $  127,447
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-C, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results of operations are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 18% to $435,922 from $532,019 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and a decrease in production. For the six months ended June 30, 1999, 19,850 barrels of oil, 13,581 barrels of natural gas liquids ("NGLs") and 56,238 mcf of gas were sold, or 42,804 barrel of oil equivalents ("BOEs"). For the six months ended June 30,

1998, 23,063 barrels of oil, 14,918 barrels of NGLs and 65,777 mcf of gas were sold, or 48,944 BOEs.

The average price received per barrel of oil decreased 7% from $14.17 for the six months ended June 30, 1998 to $13.24 for the same period in 1999. The average price received per barrel of NGLs decreased from $7.05 during the six months ended June 30, 1998 to $6.93 for the same period in 1999. The average price received per mcf of gas decreased 8% from $1.52 during the six months ended June 30, 1998 to $1.40 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $356 was received during the six months ended June 30, 1998 from the disposal of oil and gas equipment on fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $483,648 for the six months ended June 30, 1999 as compared to $528,511 for the same period in 1998, a decrease of $44,863, or 8%. This decrease was due to declines in production costs, general and administrative expenses ("G&A"), depletion and abandoned property costs.

Production costs were $344,743 for the six months ended June 30, 1999 and $383,272 for the same period in 1998 resulting in a $38,529 decrease, or 10%. This decrease was due to declines in well maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 18% from $15,961 for the six months ended June 30, 1998 to $13,078 for the same period in 1999.

Depletion was $125,827 for the six months ended June 30, 1999 compared to $128,628 for the same period in 1998, a decline of $2,801. This decrease was primarily due to a reduction in oil production of 3,213 barrels for the six months ended June 30, 1999 compared to the same period in 1998, an increase in proved reserves during the period ended June 30, 1999 due to the higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Abandoned property costs incurred during the six months ended June 30, 1998 totaled $650. These costs were in association with the plugging and abandonment of one uneconomical well.
                                        8

Three months ended June 30, 1999 compared with three months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 7% to $244,884 from $262,816 for the three months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from declines in production, offset by higher average prices received. For the three months ended June 30, 1999, 9,402 barrels of oil, 7,313 barrels of NGLs and 27,119 mcf of gas were sold, or 21,235 BOEs. For the three months ended June 30, 1998, 11,711 barrels of oil, 7,790 barrels of NGLs and 32,461 mcf of gas were sold, or 24,911 BOEs.

The average price received per barrel of oil increased $1.52, or 11%, from $13.47 for the three months ended June 30, 1998 to $14.99 for the same period in 1999. The average price received per barrel of NGLs increased $1.09, or 15%, from $7.24 during the three months ended June 30, 1998 to $8.33 for the same period in 1999. The average price received per mcf of gas increased 6% from $1.50 during the three months ended June 30, 1998 to $1.59 in 1999.

Gain on disposition of assets of $285 was received during the three months ended June 30, 1998 from the disposal of oil and gas equipment on fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $205,269 for the three months ended June 30, 1999 as compared to $269,700 for the same period in 1998, a decrease of $64,431, or 24%. This decrease was due to declines in production costs, depletion, G&A and abandoned property costs.

Production costs were $162,895 for the three months ended June 30, 1999 and $195,142 for the same period in 1998 resulting in a $32,247 decrease, or 17%. This decrease was due to declines in well maintenance costs and production taxes, offset by an increase in ad valorem taxes.

During this period, G&A decreased, in aggregate, 7% from $7,885 for the three months ended June 30, 1998 to $7,347 for the same period in 1999.

Depletion was $35,027 for the three months ended June 30, 1999 compared to $66,558 for the same period in 1998. This represented a decrease in depletion of $31,531, or 47%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a reduction in oil production of 2,308 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Abandoned property costs during the three months ended June 30, 1998 totaled $115. These costs were incurred in association with the plugging and abandonment of one uneconomical well.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $121,751 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was primarily due to declines in oil and gas receipts, offset by declines in G&A expenses and production costs paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 1999 and 1998 were related to expenditures for equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $737 were received during the six months ended June 30, 1999 from equipment credits received on active properties. Proceeds of $356 were received during the same period in 1998 from the sale of oil and gas equipment on fully depleted wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $62,524 of which $625 was distributed to the managing general partner and $61,899 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $225,058 of which $2,251 was distributed to the managing general partner and $222,807 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

Year 2000 Project Readiness

Historically, many computer programs have been developed that use only the last two digits in a date to refer to a year. As the year 2000 nears, the inability of such computer programs and embedded technologies to distinguish between "1900" and "2000" has given rise to the "Year 2000" problem. Theoretically, such computer programs and related technology could fail outright, or communicate inaccurate data, if not remediated or replaced. With the proliferation of electronic data interchange, the Year 2000 problem represents a significant exposure to the entire global community, the full extent of which cannot be accurately assessed.
                                       10

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                  PARKER & PARSLEY 86-C, LTD.

                            By:   Pioneer Natural Resources USA, Inc.
                                   Managing General Partner





Dated:  August 6, 1999      By:    /s/ Rich Dealy
                                  ----------------------------------------
                                  Rich Dealy, Vice President and
                                  Chief Accounting Officer