Form 10-Q
period 1999-09-30
PARKER & PARSLEY 86-C LTD
filed 1999-11-09
CIK 789791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-C, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1999 and
              December 31, 1998......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1999 and 1998................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1999................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998.............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7

                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   12

           27.1   Financial Data Schedule

           Signatures................................................   13

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                September 30,    December 31,
                                                    1999             1998
                                                ------------     ------------
                                                (Unaudited)
                 ASSETS

Current assets:
  Cash                                          $    119,945     $    126,623
  Accounts receivable - oil and gas sales            175,489          112,233
                                                 -----------      -----------
          Total current assets                       295,434          238,856
                                                 -----------      -----------
Oil and gas properties - at cost, based on
  the successful efforts accounting method        14,577,058       14,568,090
Accumulated depletion                            (12,889,676)     (12,735,835)
                                                 -----------      -----------
          Net oil and gas properties               1,687,382        1,832,255
                                                 -----------      -----------
                                                $  1,982,816     $  2,071,111
                                                 ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                  $      3,826     $     18,095

Partners' capital:
  Managing general partner                            18,482           19,222
  Limited partners (19,317 interests)              1,960,508        2,033,794
                                                 -----------      -----------
                                                   1,978,990        2,053,016
                                                 -----------      -----------
                                                $  1,982,816     $  2,071,111
                                                 ===========      ===========



The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended       Nine months ended
                                       September 30,          September 30,
                                 ---------------------   ---------------------
                                    1999        1998        1999        1998
                                 ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                   $ 276,755   $ 228,732   $ 712,677   $ 760,751
   Interest                          2,074       2,159       5,149       7,203
   Gain (loss) on disposition
     of assets                         -          (264)        -            92
                                  --------    --------    --------    --------
                                   278,829     230,627     717,826     768,046
                                  --------    --------    --------    --------
Costs and expenses:
   Oil and gas production          174,883     179,520     519,626     562,792
   General and administrative        8,302       6,862      21,380      22,823
   Depletion                        28,014      90,752     153,841     219,380
   Abandoned property                  -           -           -           650
                                  --------    --------    --------    --------
                                   211,199     277,134     694,847     805,645
                                  --------    --------    --------    --------
Net income (loss)                $  67,630   $ (46,507)  $  22,979   $ (37,599)
                                  ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner      $     676   $    (465)  $     230   $    (376)
                                  ========    ========    ========    ========
   Limited partners              $  66,954   $ (46,042)  $  22,749   $ (37,223)
                                  ========    ========    ========    ========
Net income (loss) per limited
   partnership interest          $    3.47   $   (2.39)  $    1.18   $   (1.93)
                                  ========    ========    ========    ========
Distributions per limited
   partnership interest          $    1.77   $    2.11   $    4.97   $   13.64
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general         Limited
                                      partner         partners        Total
                                     ----------      ----------     ----------

Balance at January 1, 1999           $   19,222      $2,033,794     $2,053,016

    Distributions                          (970)        (96,035)       (97,005)

    Net income                              230          22,749         22,979
                                      ---------       ---------      ---------

Balance at September 30, 1999        $   18,482      $1,960,508     $1,978,990
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                      Nine months ended
                                                         September 30,
                                                   -------------------------
                                                      1999           1998
                                                   ----------     ----------
Cash flows from operating activities:
   Net income (loss)                               $   22,979     $  (37,599)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depletion                                    153,841        219,380
         Gain on disposition of assets                    -              (92)
   Changes in assets and liabilities:
         Accounts receivable                          (63,256)        59,271
         Accounts payable                             (14,269)        (4,496)
                                                    ---------      ---------
               Net cash provided by operating
                 activities                            99,295        236,464
                                                    ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                 (9,815)       (14,690)
   Proceeds from asset dispositions                       847             92
                                                    ---------      ---------
               Net cash used in investing
                 activities                            (8,968)       (14,598)
                                                    ---------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                     (97,005)      (266,051)
                                                    ---------      ---------
Net decrease in cash                                   (6,678)       (44,185)
Cash at beginning of period                           126,623        163,568
                                                    ---------      ---------
Cash at end of period                              $  119,945     $  119,383
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-C, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
  30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 6% to $712,677 from $760,751 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in revenues resulted from a decrease in production, offset by higher average prices received. For the nine months ended September 30, 1999, 28,091 barrels of oil, 20,659 barrels of natural gas liquids ("NGLs") and 80,813 mcf of gas were sold, or 62,219 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 33,879 barrels of oil, 22,698 barrels of NGLs and 98,285 mcf of gas were sold, or 72,958 BOEs.

The average price received per barrel of oil increased $1.48, or 11%, from $13.60 for the nine months ended September 30, 1998 to $15.08 for the same period in 1999. The average price received per barrel of NGLs increased $1.43, or 21%, from $6.66 during the nine months ended September 30, 1998 to $8.09 during the same period in 1999. The average price received per mcf of gas remained unchanged at $1.51 during the nine months ended September 30, 1998 compared to the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $92 was recognized during the nine months ended September 30, 1998 from the disposal of oil and gas equipment on fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $694,847 for the nine months ended September 30, 1999 as compared to $805,645 for the same period in 1998, a decrease of $110,798, or 14%. This decrease was due to declines in depletion, production costs, general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $519,626 for the nine months ended September 30, 1999 and $562,792 for the same period in 1998, resulting in a $43,166, or 8%, decrease. This decrease was primarily the result of declines in well maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 6% from $22,823 for the nine months ended September 30, 1998 to $21,380 for the same period in 1999.

Depletion was $153,841 for the nine months ended September 30, 1999 compared to $219,380 for the same period in 1998, representing a decrease of $65,539, or 30%. This decrease was the result of a combination of factors that included a reduction in oil production of 5,788 barrels for the nine months ended September 30, 1999 compared to the same period in 1998, an increase in proved reserves during the period ended September 30, 1999 due to the higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Abandoned property costs during the nine months ended September 30, 1998 totaled $650. This cost was attributable to the plugging and abandonment of one uneconomical well in 1997.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 21% to $276,755 from $228,732 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 1999, 8,241 barrels of oil, 7,078 barrels of NGLs and 24,575 mcf of gas were sold, or 19,415 BOEs. For the three months ended September 30, 1998, 10,816 barrels of oil, 7,780 barrels of NGLs and 32,508 mcf of gas were sold, or 24,014 BOEs.

The average price received per barrel of oil increased $7.14, or 58%, from $12.38 for the three months ended September 30, 1998 to $19.52 for the same period in 1999. The average price received per barrel of NGLs increased $4.41, or 75%, from $5.91 during the three months ended September 30, 1998 to $10.32 for the same period in 1999. The average price received per mcf of gas increased 16% from $1.50 during the three months ended September 30, 1998 to $1.74 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $211,199 for the three months ended September 30, 1999 as compared to $277,134 for the same period in 1998, a decrease of $65,935, or 24%. This decrease consisted of declines in depletion and production costs, offset by an increase in G&A.

Production costs were $174,883 for the three months ended September 30, 1999 and $179,520 for the same period in 1998, resulting in a $4,637 decrease, or 3%. This decrease was primarily the result of a decline in ad valorem taxes, offset by an increase in production taxes.

During this period, G&A increased from $6,862 for the three months ended September 30, 1998 to $8,302 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $28,014 for the three months ended September 30, 1999 compared to $90,752 for the same period in 1998, representing a decrease of $62,738, or 69%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a decrease in oil production of 2,575 barrels for the three months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $137,169 during the nine months ended September 30, 1999 from the same period ended September 30, 1998.

This decrease was primarily due to a decline in oil and gas sales receipts of $172,655 and an increase in production costs paid of $10,832, offset by a decrease in G&A expenses paid of $46,318.

Net Cash Used in Investing Activities

The Partnership's investment activities during the nine months ended September 30, 1999 and 1998 were related to the replacement of equipment on various oil and gas properties.

Proceeds from asset dispositions of $847 and $92 recognized during the nine months ended September 30, 1999 and 1998, respectively, were from the sale of oil and gas equipment on fully depleted wells.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $97,005 of which $970 was distributed to the managing general partner and $96,035 to the limited partners. For the same period ended September 30, 1998 cash was sufficient for distributions to the partners of $266,051 of which $2,661 was distributed to the managing general partner and $263,390 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY 86-C, LTD.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 9, 1999          By:      /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer