Form 10-Q
period 2000-06-30
PARKER & PARSLEY 86-C LTD
filed 2000-08-10
CIK 789791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                          Commission File No. 33-3353C

                           PARKER & PARSLEY 86-C, LTD.
             (Exact name of Registrant as specified in its charter)


                   Texas                                    75-2142283
  --------------------------------------------        ----------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas     75039
----------------------------------------------------------------   ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-C, LTD.

                                TABLE OF CONTENTS


                                                                       Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000.....................................    5

           Statements of Cash Flows for the six months
             ended June 30, 2000 and 1999............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   10

           27.1   Financial Data Schedule

           Signatures................................................   11

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                   June 30,      December 31,
                                                     2000            1999
                                                 ------------    ------------
                                                 (Unaudited)
                      ASSETS
Current assets:
  Cash                                           $    152,638    $    142,687
  Accounts receivable - oil and gas sales             223,765         194,380
                                                  -----------     -----------
          Total current assets                        376,403         337,067
                                                  -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method             14,593,664      14,582,050
Accumulated depletion                             (13,040,768)    (12,960,862)
                                                  -----------     -----------
          Net oil and gas properties                1,552,896       1,621,188
                                                  -----------     -----------
                                                 $  1,929,299    $  1,958,255
                                                  ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     54,016    $     39,171

Partners' capital:
  Managing general partner                             17,445          17,883
  Limited partners (19,317 interests)               1,857,838       1,901,201
                                                  -----------     -----------
                                                    1,875,283       1,919,084
                                                  -----------     -----------
                                                 $  1,929,299    $  1,958,255
                                                  ===========     ===========



     The financial information included as of June 30, 2000 been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended      Six months ended
                                        June 30,               June 30,
                                 ---------------------   ---------------------
                                   2000        1999        2000        1999
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 439,126   $ 244,884   $ 856,273   $ 435,922
  Interest                           3,246       1,645       5,700       3,075
                                  --------    --------    --------    --------
                                   442,372     246,529     861,973     438,997
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production           231,517     162,895     448,472     344,743
  General and administrative        13,174       7,347      25,688      13,078
  Depletion                         36,749      35,027      79,906     125,827
                                  --------    --------    --------    --------
                                   281,440     205,269     554,066     483,648
                                  --------    --------    --------    --------
Net income (loss)                $ 160,932   $  41,260   $ 307,907   $ (44,651)
                                  ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner       $   1,609   $     413   $   3,079   $    (446)
                                  ========    ========    ========    ========
  Limited partners               $ 159,323   $  40,847   $ 304,828   $ (44,205)
                                  ========    ========    ========    ========
Net income (loss) per limited
  partnership interest           $    8.25   $    2.11   $   15.78   $   (2.29)
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners         Total
                                      ----------     ----------     ----------

Balance at January 1, 2000            $   17,883     $1,901,201     $1,919,084

    Distributions                         (3,517)      (348,191)      (351,708)

    Net income                             3,079        304,828        307,907
                                       ---------      ---------      ---------

Balance at June 30, 2000              $   17,445     $1,857,838     $1,875,283
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                             June 30,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                 $  307,907    $  (44,651)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depletion                                        79,906       125,827
   Changes in assets and liabilities:
      Accounts receivable                               (29,385)      (29,987)
      Accounts payable                                   14,845        23,139
                                                      ---------     ---------
         Net cash provided by operating activities      373,273        74,328
                                                      ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                  (11,614)         (854)
   Proceeds from asset dispositions                         -             737
                                                      ---------     ---------
         Net cash used in investing activities          (11,614)         (117)
                                                      ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                      (351,708)      (62,524)
                                                      ---------     ---------
Net increase in cash                                      9,951        11,687
Cash at beginning of period                             142,687       126,623
                                                      ---------     ---------
Cash at end of period                                $  152,638    $  138,310
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 86-C, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results of operations are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 96% to $856,273 for the six months ended June 30, 2000 as compared to $435,922 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 21,638 barrels of oil, 12,002 barrels of natural gas liquids ("NGLs") and 45,739 mcf of gas were sold, or 41,263 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 19,850 barrels of oil, 13,581 barrels of NGLs and 56,238 mcf of gas were sold, or 42,804 BOEs.

The average price received per barrel of oil increased $14.40, or 109%, from $13.24 for the six months ended June 30, 1999 to $27.64 for the same period in 2000. The average price received per barrel of NGLs increased $6.79, or 98%, from $6.93 during the six months ended June 30, 1999 to $13.72 for the same period in 2000. The average price received per mcf of gas increased 46% from $1.40 during the six months ended June 30, 1999 to $2.05 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses increased to $554,066 for the six months ended June 30, 2000 as compared to $483,648 for the same period in 1999, an increase of $70,418, or 15%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $448,472 for the six months ended June 30, 2000 and $344,743 for the same period in 1999 resulting in a $103,729 increase, or 30%. This increase was due to additional well maintenance and workover costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 96% from $13,078 for the six months ended June 30, 1999 to $25,688 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $79,906 for the six months ended June 30, 2000 compared to $125,827 for the same period in 1999, a decline of $45,921, or 36%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999, offset by an increase in oil production of 1,788 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 79% to $439,126 for the three months ended June 30, 2000 as compared to $244,884 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 10,480 barrels of oil, 6,550 barrels of NGLs and 23,989 mcf of gas were sold, or 21,028 BOEs. For the three months ended June 30, 1999, 9,402 barrels of oil, 7,313 barrels of NGLs and 27,119 mcf of gas were sold, or 21,235 BOEs.

The average price received per barrel of oil increased $12.73, or 85%, from $14.99 for the three months ended June 30, 1999 to $27.72 for the same period in 2000. The average price received per barrel of NGLs increased $5.46, or 66%, from $8.33 during the three months ended June 30, 1999 to $13.79 for the same period in 2000. The average price received per mcf of gas increased 53% from $1.59 during the three months ended June 30, 1999 to $2.43 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $281,440 for the three months ended June 30, 2000 as compared to $205,269 for the same period in 1999, an increase of $76,171, or 37%. This increase was due to increases in production costs, G&A and depletion.

Production costs were $231,517 for the three months ended June 30, 2000 and $162,895 for the same period in 1999 resulting in a $68,622 increase, or 42%. This increase was due to additional well maintenance and workover costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 79% from $7,347 for the three months ended June 30, 1999 to $13,174 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $36,749 for the three months ended June 30, 2000 compared to $35,027 for the same period in 1999, an increase of $1,722, or 5%. This increase was primarily attributable to an increase in oil production of 1,078 barrels for the three months ended June 30, 2000 compared to the same period in 1999, offset by an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $298,945 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was due to an increase in oil and gas receipts of $423,578, offset by increases in operating costs paid of $87,521 and G&A expenses paid of $37,112.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 2000 and 1999 were related to expenditures for equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $737 were received during the six months ended June 30, 1999 from equipment credits received on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $351,708, of which $3,517 was distributed to the managing general partner and $348,191 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $62,524, of which $625 was distributed to the managing general partner and $61,899 to the limited partners.

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

                                        PARKER & PARSLEY 86-C, LTD.

                                  By:   Pioneer Natural Resources USA, Inc.
                                         Managing General Partner

Dated:  August 10, 2000           By:    /s/ Rich Dealy
                                        -----------------------------------
                                        Rich Dealy, Vice President and
                                        Chief Accounting Officer