Form 10-Q
period 2000-09-30
PARKER & PARSLEY 86-C LTD
filed 2000-11-09
CIK 789791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                          Commission File No. 33-3353C


                           PARKER & PARSLEY 86-C, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                           Texas                             75-2142283
        --------------------------------------------    ---------------------
              (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-C, LTD.

                                TABLE OF CONTENTS


                                                                       Page

                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2000 and
               December 31, 1999.....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2000 and 1999...............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2000...............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999............................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   10

            27.1   Financial Data Schedule

            Signatures...............................................   11

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $    174,240     $    142,687
  Accounts receivable - oil and gas sales              262,900          194,380
                                                   -----------      -----------
          Total current assets                         437,140          337,067
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              14,597,644       14,582,050
Accumulated depletion                              (13,077,167)     (12,960,862)
                                                   -----------      -----------
          Net oil and gas properties                 1,520,477        1,621,188
                                                   -----------      -----------
                                                  $  1,957,617     $  1,958,255
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     57,001     $     39,171

Partners' capital:
  Managing general partner                              17,699           17,883
  Limited partners (19,317 interests)                1,882,917        1,901,201
                                                   -----------      -----------
                                                     1,900,616        1,919,084
                                                   -----------      -----------
                                                  $  1,957,617     $  1,958,255
                                                   ===========      ===========




The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended        Nine months ended
                                      September 30,             September 30,
                                 ---------------------    ----------------------
                                    2000        1999         2000        1999
                                 ---------   ---------    ----------   ---------
Revenues:
   Oil and gas                   $ 498,725   $ 276,755    $1,354,998   $ 712,677
   Interest                          4,134       2,074         9,834       5,149
                                  --------    --------     ---------    --------
                                   502,859     278,829     1,364,832     717,826
                                  --------    --------     ---------    --------
Costs and expenses:
   Oil and gas production          191,243     174,883       639,715     519,626
   General and administrative       14,962       8,302        40,650      21,380
   Depletion                        36,399      28,014       116,305     153,841
                                  --------    --------     ---------    --------
                                   242,604     211,199       796,670     694,847
                                  --------    --------     ---------    --------
Net income                       $ 260,255   $  67,630    $  568,162   $  22,979
                                  ========    ========     =========    ========
Allocation of net income:
   Managing general partner      $   2,603   $     676    $    5,682   $     230
                                  ========    ========     =========    ========
   Limited partners              $ 257,652   $  66,954    $  562,480   $  22,749
                                  ========    ========     =========    ========
Net income per limited
   partnership interest          $   13.34   $    3.47    $    29.12   $    1.18
                                  ========    ========     =========    ========




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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners       Total
                                        ----------    ----------    ----------

Balance at January 1, 2000              $   17,883    $1,901,201    $1,919,084

    Distributions                           (5,866)     (580,764)     (586,630)

    Net income                               5,682       562,480       568,162
                                         ---------     ---------     ---------

Balance at September 30, 2000           $   17,699    $1,882,917    $1,900,616
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  568,162    $   22,979
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                        116,305       153,841
   Changes in assets and liabilities:
         Accounts receivable                              (68,520)      (63,256)
         Accounts payable                                  17,830       (14,269)
                                                        ---------     ---------
           Net cash provided by operating activities      633,777        99,295
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (15,594)       (9,815)
   Proceeds from asset dispositions                           -             847
                                                        ---------     ---------
           Net cash used in investing activities          (15,594)       (8,968)
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (586,630)      (97,005)
                                                        ---------     ---------
Net increase (decrease) in cash                            31,553        (6,678)
Cash at beginning of period                               142,687       126,623
                                                        ---------     ---------
Cash at end of period                                  $  174,240    $  119,945
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-C, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 90% to $1,354,998 for the nine months ended September 30, 2000 as compared to $712,677 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in oil production. For the nine months ended September 30, 2000, 32,036 barrels of oil, 18,405 barrels of natural gas liquids ("NGLs") and 72,406 mcf of gas were sold, or 62,509 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 28,091 barrels of oil, 20,659 barrels of NGLs and 80,813 mcf of gas were sold, or 62,219 BOEs.

The average price received per barrel of oil increased $13.56, or 90%, from $15.08 for the nine months ended September 30, 1999 to $28.64 for the same period in 2000. The average price received per barrel of NGLs increased $6.17, or 76%, from $8.09 during the nine months ended September 30, 1999 to $14.26 during the same period in 2000. The average price received per mcf of gas increased 60% from $1.51 during the nine months ended September 30, 1999 to $2.42 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Costs and Expenses:

Total costs and expenses increased to $796,670 for the nine months ended September 30, 2000 as compared to $694,847 for the same period in 1999, an increase of $101,823, or 15%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $639,715 for the nine months ended September 30, 2000 and $519,626 for the same period in 1999, resulting in a $120,089, or 23%, increase. This increase was primarily due to additional well maintenance costs of $58,791 and $11,069 of workover expenses incurred to stimulate well production and higher production taxes of $48,642 associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 90% from $21,380 for the nine months ended September 30, 1999 to $40,650 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $116,305 for the nine months ended September 30, 2000 compared to $153,841 for the same period in 1999, representing a decrease of $37,536, or 24%. This decrease was the result of an increase in proved reserves due to higher commodity prices as compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999, offset by an increase in oil production of 3,945 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 80% to $498,725 for the three months ended September 30, 2000 as compared to $276,755 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 2000, 10,398 barrels of oil, 6,403 barrels of NGLs and 26,667 mcf of gas were sold, or 21,246 BOEs. For the three months ended September 30, 1999, 8,241 barrels of oil, 7,078 barrels of NGLs and 24,575 mcf of gas were sold, or 19,415 BOEs.

The average price received per barrel of oil increased $11.20, or 57%, from $19.52 for the three months ended September 30, 1999 to $30.72 for the same period in 2000. The average price received per barrel of NGLs increased $4.95, or 48%, from $10.32 during the three months ended September 30, 1999 to $15.27 for the same period in 2000. The average price received per mcf of gas increased 75% from $1.74 during the three months ended September 30, 1999 to $3.05 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $242,604 for the three months ended September 30, 2000 as compared to $211,199 for the same period in 1999, an increase of $31,405, or 15%. This increase consisted of increases in production costs, depletion and G&A.

Production costs were $191,243 for the three months ended September 30, 2000 and $174,883 for the same period in 1999, resulting in a $16,360 increase, or 9%. This increase was primarily due to higher production taxes of $20,450 associated with higher oil and gas prices, offset by a decline in well maintenance costs of $6,957.

During this period, G&A increased, in aggregate, 80% from $8,302 for the three months ended September 30, 1999 to $14,962 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $36,399 for the three months ended September 30, 2000 compared to $28,014 for the same period in 1999, representing an increase of $8,385, or 30%. This increase was attributable to an increase in oil production of 2,157 barrels for the three months ended September 30, 2000 compared to the same period in 1999, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999 and an increase in proved reserves due to higher commodity prices when compared to the respective information for the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $534,482 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $641,742, offset by increases in production costs paid of $63,496 and G&A expenses paid of $43,764.

Net Cash Used in Investing Activities

The Partnership's investment activities during the nine months ended September 30, 2000 and 1999 were related to upgrades of equipment on various oil and gas properties.

Proceeds from asset dispositions of $847 recognized during the nine months ended September 30, 1999 were from the sale of oil and gas equipment on two wells.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $586,630, of which $5,866 was distributed to the managing general partner and $580,764 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $97,005, of which $970 was distributed to the managing general partner and $96,035 to the limited partners.

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


                                          PARKER & PARSLEY 86-C, LTD.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner




Dated:  November 9, 2000         By:      /s/ Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President and
                                            Chief Accounting Officer