Form 10-Q
period 2001-03-31
PARKER & PARSLEY 86-C LTD
filed 2001-05-09
CIK 789791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                          Commission File No. 33-3353C


                           PARKER & PARSLEY 86-C, LTD.
             (Exact name of Registrant as specified in its charter)


                       Texas                                  75-2142283
          ---------------------------------             ---------------------
           (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)               Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-C, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and
              December 31, 2000........................................    3

           Statements of Operations for the three months
             ended March 31, 2001 and 2000.............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 2001......................................    5

           Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000.............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................    9

           Signatures..................................................   10

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      2001             2000
                                                  ------------     ------------
                                                  (Unaudited)

                       ASSETS

Current assets:
  Cash                                            $    157,739     $    161,347
  Accounts receivable - oil and gas sales              293,256          296,462
                                                   -----------      -----------
          Total current assets                         450,995          457,809
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              14,601,042       14,598,140
Accumulated depletion                              (13,139,153)     (13,107,930)
                                                   -----------      -----------
          Net oil and gas properties                 1,461,889        1,490,210
                                                   -----------      -----------
                                                  $  1,912,884     $  1,948,019
                                                   ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     35,143     $     30,112

Partners' capital:
  Managing general partner                              17,469           17,871
  Limited partners (19,317 interests)                1,860,272        1,900,036
                                                   -----------      -----------
                                                     1,877,741        1,917,907
                                                   -----------      -----------
                                                  $  1,912,884     $  1,948,019
                                                   ===========      ===========



  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three months ended
                                                           March 31,
                                                   -------------------------
                                                      2001          2000
                                                   ----------     ----------

Revenues:
  Oil and gas                                      $  532,204     $  417,147
  Interest                                              3,262          2,454
                                                    ---------      ---------
                                                      535,466        419,601
                                                    ---------      ---------
Costs and expenses:
  Oil and gas production                              217,165        216,955
  General and administrative                           15,966         12,514
  Depletion                                            31,223         43,157
                                                    ---------      ---------
                                                      264,354        272,626
                                                    ---------      ---------
Net income                                         $  271,112     $  146,975
                                                    =========      =========
Allocation of net income:
  Managing general partner                         $    2,711     $    1,470
                                                    =========      =========
  Limited partners                                 $  268,401     $  145,505
                                                    =========      =========
Net income per limited partnership interest        $    13.89     $     7.53
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       Managing
                                       general        Limited
                                       partner        partners        Total
                                     -----------     ----------     ----------


Balance at January 1, 2001           $   17,871      $1,900,036     $1,917,907

  Distributions                          (3,113)       (308,165)      (311,278)

  Net income                              2,711         268,401        271,112
                                      ---------       ---------      ---------

Balance at March 31, 2001            $   17,469      $1,860,272     $1,877,741
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Three months ended
                                                                March 31,
                                                        -----------------------
                                                           2001          2000
                                                        ---------     ---------

Cash flows from operating activities:
  Net income                                            $ 271,112     $ 146,975
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depletion                                           31,223        43,157
Changes in assets and liabilities:
    Accounts receivable                                     3,206       (19,378)
    Accounts payable                                        5,031         3,790
                                                         --------      --------
          Net cash provided by operating activities       310,572       174,544
                                                         --------      --------
Cash flows used in investing activities:
   Additions to oil and gas properties                     (2,902)       (6,651)
Cash flows used in financing activities:
  Cash distributions to partners                         (311,278)     (162,999)
                                                         --------      --------
Net increase (decrease) in cash                            (3,608)        4,894
Cash at beginning of period                               161,347       142,687
                                                         --------      --------
Cash at end of period                                   $ 157,739     $ 147,581
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 86-C, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 28% to $532,204 for the three months ended March 31, 2001 from $417,147 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by declines in production. For the three months ended March 31, 2001, 9,944 barrels of oil, 5,131 barrels of natural gas liquids ("NGLs") and 28,858 mcf of gas were sold, or 19,885 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 11,158 barrels of oil, 5,452 barrels of NGLs and 21,750 mcf of gas were sold, or 20,235 BOEs.

The average price received per barrel of oil increased $.40, or 1%, from $27.56 for the three months ended March 31, 2000 to $27.96 for the same period in 2001. The average price received per barrel of NGLs increased $4.44, or 33%, from $13.64 for the three months ended March 31, 2000 to $18.08 for the same period in 2001. The average price received per mcf of gas increased 245% from $1.62 during the three months ended March 31, 2000 to $5.59 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Costs and Expenses:

Total costs and expenses decreased to $264,354 for the three months ended March 31, 2001 as compared to $272,626 for the same period in 2000, a decrease of $8,272, or 3%. This decrease was primarily due to a decline in depletion, offset by increases in general and administrative expenses ("G&A") and production costs.

Production costs were $217,165 for the three months ended March 31, 2001 and $216,955 for the same period in 2000, an increase of $210. This increase was primarily due to higher production taxes associated with higher oil and gas prices, offset by lower well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 28% from $12,514 for the three months ended March 31, 2000 to $15,966 for the same period in 2001, primarily due to an increase in the accrual for tax preparation fees.

Depletion was $31,223 for the three months ended March 31, 2001 as compared to $43,157 for the same period in 2000, a decrease of $11,934, or 28%. This decrease was primarily due to positive revisions to proved reserves during the three months ended March 31, 2001 as a result of higher commodity prices and a decrease in oil production of 1,214 barrels for the three months ended March 31, 2001 compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities increased $136,028 for the three months ended March 31, 2001 from the same period in 2000. The increase was primarily attributable to an increase of $115,865 in oil and gas sales receipts and a reduction in working capital of $23,825, offset by increases in production costs of $210 and G&A expenses of $3,452. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $115,865 to oil and gas receipts. The increase in production costs was primarily due to increased production taxes associated with higher oil and gas prices, offset by lower well maintenance costs. The increase in G&A was primarily due to an increase in the accrual for tax preparation fees.

Net Cash Used in Investing Activities

The Partnership's investing activities during the three months ended March 31, 2001 and 2000 were related to upgrades of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $311,278, of which $3,113 was distributed to the managing general partner and $308,165 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $162,999, of which $1,630 was distributed to the managing general partner and $161,369 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                           PARKER & PARSLEY 86-C, LTD.

                                   By:      Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 9, 2001                By:      /s/ Rich Dealy
                                            ---------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer