Form 10-Q
period 2001-06-30
PARKER & PARSLEY 86-C LTD
filed 2001-08-08
CIK 789791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                          Commission File No. 33-3353C


                           PARKER & PARSLEY 86-C, LTD.
             (Exact name of Registrant as specified in its charter)


                           Texas                              75-2142283
         --------------------------------------------   ---------------------
               (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)           Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas           75039
     -------------------------------------------------        ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-C, LTD.

                                TABLE OF CONTENTS


                                                                      Page
                         Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2001 and
              December 31, 2000.....................................    3

           Statements of Operations for the three and six
             months ended June 30, 2001 and 2000....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2001....................................    5

           Statements of Cash Flows for the six months
             ended June 30, 2001 and 2000...........................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   11

           Signatures...............................................   12

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                    June 30,      December 31,
                                                      2001            2000
                                                  ------------    ------------
                                                   (Unaudited)
                      ASSETS
Current assets:
  Cash                                            $    441,080    $    161,347
  Accounts receivable - oil and gas sales              213,975         296,462
                                                   -----------     -----------
          Total current assets                         655,055         457,809
                                                   -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              14,602,482      14,598,140
Accumulated depletion                              (13,168,721)    (13,107,930)
                                                   -----------     -----------
          Net oil and gas properties                 1,433,761       1,490,210
                                                   -----------     -----------
                                                  $  2,088,816    $  1,948,019
                                                   ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     43,231    $     30,112

Partners' capital:
  Managing general partner                              19,148          17,871
  Limited partners (19,317 interests)                2,026,437       1,900,036
                                                   -----------     -----------
                                                     2,045,585       1,917,907
                                                   -----------     -----------
                                                  $  2,088,816    $  1,948,019
                                                   ===========     ===========



    The financial information included as of June 30, 2001 been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                         Three months ended        Six months ended
                                               June 30,                 June 30,
                                       ----------------------    ----------------------
                                          2001        2000         2001         2000
                                       ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                          $ 422,897    $ 439,126    $ 955,101    $ 856,273
  Interest                                 3,190        3,246        6,452        5,700
                                        --------     --------     --------     --------
                                         426,087      442,372      961,553      861,973
                                        --------     --------     --------     --------
Costs and expenses:
  Oil and gas production                 215,988      231,517      433,153      448,472
  General and administrative              12,687       13,174       28,653       25,688
  Depletion                               29,568       36,749       60,791       79,906
                                        --------     --------     --------     --------
                                         258,243      281,440      522,597      554,066
                                        --------     --------     --------     --------
Net income                             $ 167,844    $ 160,932    $ 438,956    $ 307,907
                                        ========     ========     ========     ========
Allocation of net income:
  Managing general partner             $   1,679    $   1,609    $   4,390    $   3,079
                                        ========     ========     ========     ========
  Limited partners                     $ 166,165    $ 159,323    $ 434,566    $ 304,828
                                        ========     ========     ========     ========
Net income per limited partnership
  interest                             $    8.61    $    8.25    $   22.50    $   15.78
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                          Managing
                                          general       Limited
                                          partner       partners       Total
                                         ----------    ----------    ----------


Balance at January 1, 2001               $   17,871    $1,900,036    $1,917,907

    Distributions                            (3,113)     (308,165)     (311,278)

    Net income                                4,390       434,566       438,956
                                          ---------     ---------     ---------

Balance at June 30, 2001                 $   19,148    $2,026,437    $2,045,585
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                      -------------------------
                                                          2001          2000
                                                      ----------     ----------
Cash flows from operating activities:
   Net income                                         $  438,956     $  307,907
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                         60,791         79,906
   Changes in assets and liabilities:
      Accounts receivable                                 82,487        (29,385)
      Accounts payable                                    13,119         14,845
                                                       ---------      ---------
          Net cash provided by operating activities      595,353        373,273
                                                       ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (4,653)       (11,614)
   Proceeds from asset dispositions                          311            -
                                                       ---------      ---------
          Net cash used in investing activities           (4,342)       (11,614)
                                                       ---------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                       (311,278)      (351,708)
                                                       ---------      ---------
Net increase in cash                                     279,733          9,951
Cash at beginning of period                              161,347        142,687
                                                       ---------      ---------
Cash at end of period                                 $  441,080     $  152,638
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 86-C, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results of operations are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
  June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 12% to $955,101 for the six months ended June 30, 2001 as compared to $856,273 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas and NGLs, offset by a decrease in production and lower average prices received for oil. For the six months ended June 30, 2001, 19,403 barrels of oil, 10,669 barrels of natural gas liquids ("NGLs") and 54,393 mcf of gas were sold, or 39,138 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 21,638 barrels of oil, 12,002 barrels of NGLs and 45,739 mcf of gas were sold, or 41,263 BOEs.

The average price received per barrel of oil decreased $.22, or 1%, from $27.64 for the six months ended June 30, 2000 to $27.42 for the same period in 2001. The average price received per barrel of NGLs increased $2.26, or 16%, from $13.72 during the six months ended June 30, 2000 to $15.98 for the same period in 2001. The average price received per mcf of gas increased 126% from $2.05 during the six months ended June 30, 2000 to $4.64 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Costs and Expenses:

Total costs and expenses decreased to $522,597 for the six months ended June 30, 2001 as compared to $554,066 for the same period in 2000, a decrease of $31,469, or 6%. This decrease was due to declines in depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $433,153 for the six months ended June 30, 2001 and $448,472 for the same period in 2000 resulting in a $15,319 decrease, or 3%. This decrease was due to lower well maintenance and workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 12% from $25,688 for the six months ended June 30, 2000 to $28,653 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Depletion was $60,791 for the six months ended June 30, 2001 as compared to $79,906 for the same period in 2000, a decline of $19,115, or 24%. This decrease was due to upward revisions in proved reserves on three significant wells during the period ended June 30, 2001 and a decrease in oil production of 2,235 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 4% to $422,897 for the three months ended June 30, 2001 as compared to $439,126 for the same period in 2000. The decrease in revenues resulted from a decrease in production and lower average prices received for oil, offset by higher average prices received for gas and NGLs. For the three months ended June 30, 2001, 9,459 barrels of oil, 5,538 barrels of NGLs and 25,535 mcf of gas were sold, or 19,253 BOEs. For the three months ended June 30, 2000, 10,480 barrels of oil, 6,550 barrels of NGLs and 23,989 mcf of gas were sold, or 21,028 BOEs.

The average price received per barrel of oil decreased $.86, or 3%, from $27.72 for the three months ended June 30, 2000 to $26.86 for the same period in 2001. The average price received per barrel of NGLs increased $.24, or 2%, from $13.79 during the three months ended June 30, 2000 to $14.03 for the same period in 2001. The average price received per mcf of gas increased 47% from $2.43 during the three months ended June 30, 2000 to $3.57 for the same period in 2001.

Costs and Expenses:

Total costs and expenses decreased to $258,243 for the three months ended June 30, 2001 as compared to $281,440 for the same period in 2000, a decrease of $23,197, or 8%. This decrease was due to declines in production costs, depletion and G&A.

Production costs were $215,988 for the three months ended June 30, 2001 and $231,517 for the same period in 2000 resulting in a $15,529 decrease, or 7%. This decrease was primarily due to lower workover and well maintenance costs.

During this period, G&A decreased 4% from $13,174 for the three months ended June 30, 2000 to $12,687 for the same period in 2001, primarily due to a decrease in audit and tax fees

Depletion was $29,568 for the three months ended June 30, 2001 as compared to $36,749 for the same period in 2000, a decrease of $7,181, or 20%. This decrease was primarily due to upward revisions to proved reserves on three significant wells during the period ended June 30, 2001 and a decrease in oil production of 1,021 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $222,080 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was due to an increase of $99,580 in oil and gas receipts and reductions of $110,146 in working capital and $15,319 in production costs, offset by an increase in G&A expenses of $2,965. The increase in oil and gas receipts resulted from the increase in gas and NGL prices of $145,824 during 2001, offset by a decline of $42,415 in production and a $3,829 decline resulting from lower oil prices as compared to the same period in 2000. The decrease in production costs was primarily due to lower well maintenance and workover costs. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 2001 and 2000 were related to expenditures for equipment upgrades on active properties.

Proceeds from disposition of assets of $311 recognized during the six months ended June 30, 2001 were due to equipment credits received on an active property.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $311,278, of which $3,113 was distributed to the managing general partner and $308,165 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $351,708, of which $3,517 was distributed to the managing general partner and $348,191 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                       PARKER & PARSLEY 86-C, LTD.

                                 By:   Pioneer Natural Resources USA, Inc.
                                        Managing General Partner





Dated:  August 8, 2001           By:    /s/ Rich Dealy
                                       -------------------------------------
                                       Rich Dealy, Vice President and
                                       Chief Accounting Officer