Form 10-Q
period 2001-09-30
PARKER & PARSLEY 86-C LTD
filed 2001-11-09
CIK 789791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


                          Commission File No. 33-3353C


                           PARKER & PARSLEY 86-C, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                   Texas                                      75-2142283
   --------------------------------------------         ----------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                 Identification Number)


5205 N. O'Connor Blvd., Suite 1400, Irving, Texas                75039
-------------------------------------------------            -------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 86-C, LTD.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000...................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000.............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2001.............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000..........................    6

            Notes to Financial Statements..........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................    8


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.......................   11

            Signatures.............................................   12

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                        2001           2000
                                                   ------------    ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash                                             $    327,034    $    161,347
  Accounts receivable - oil and gas sales               168,704         296,462
                                                    -----------     -----------
          Total current assets                          495,738         457,809
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               14,605,375      14,598,140
Accumulated depletion                               (13,203,284)    (13,107,930)
                                                    -----------     -----------
          Net oil and gas properties                  1,402,091       1,490,210
                                                    -----------     -----------
                                                   $  1,897,829    $  1,948,019
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     69,772    $     30,112

Partners' capital:
  Managing general partner                               16,972          17,871
  Limited partners (19,317 interests)                 1,811,085       1,900,036
                                                    -----------     -----------
                                                      1,828,057       1,917,907
                                                    -----------     -----------
                                                   $  1,897,829    $  1,948,019
                                                    ===========     ===========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

  The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended         Nine months ended
                                     September 30,              September 30,
                                ----------------------    ------------------------
                                   2001         2000         2001          2000
                                ---------    ---------    ----------    ----------
Revenues:
   Oil and gas                  $ 343,050    $ 498,725    $1,298,151    $1,354,998
   Interest                         2,413        4,134         8,865         9,834
                                 --------     --------     ---------     ---------
                                  345,463      502,859     1,307,016     1,364,832
                                 --------     --------     ---------     ---------
Costs and expenses:
   Oil and gas production         237,527      191,243       670,680       639,715
   General and administrative      10,291       14,962        38,944        40,650
   Depletion                       34,563       36,399        95,354       116,305
                                 --------     --------     ---------     ---------
                                  282,381      242,604       804,978       796,670
                                 --------     --------     ---------     ---------
Net income                      $  63,082    $ 260,255    $  502,038    $  568,162
                                 ========     ========     =========     =========
Allocation of net income:
   Managing general partner     $     630    $   2,603    $    5,020    $    5,682
                                 ========     ========     =========     =========
   Limited partners             $  62,452    $ 257,652    $  497,018    $  562,480
                                 ========     ========     =========     =========
Net income per limited
   partnership interest         $    3.23    $   13.34    $    25.73    $    29.12
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners       Total
                                        ----------    ----------    ----------


Balance at January 1, 2001              $   17,871    $1,900,036    $1,917,907

    Distributions                           (5,919)     (585,969)     (591,888)

    Net income                               5,020       497,018       502,038
                                         ---------     ---------     ---------

Balance at September 30, 2001           $   16,972    $1,811,085    $1,828,057
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  502,038    $  568,162
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                        95,354       116,305
   Changes in assets and liabilities:
         Accounts receivable                             127,758       (68,520)
         Accounts payable                                 39,660        17,830
                                                       ---------     ---------
           Net cash provided by operating activities     764,810       633,777
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (7,546)      (15,594)
   Proceeds from asset dispositions                          311           -
                                                       ---------     ---------
           Net cash used in investing activities          (7,235)      (15,594)
                                                       ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                       (591,888)     (586,630)
                                                       ---------     ---------
Net increase in cash                                     165,687        31,553
Cash at beginning of period                              161,347       142,687
                                                       ---------     ---------
Cash at end of period                                 $  327,034    $  174,240
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

                           PARKER & PARSLEY 86-C, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 86-C, Ltd. (the "Partnership") is a limited partnership organized in 1986 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $3,226,799 of which $3,184,609 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 4% to $1,298,151 for the nine months ended September 30, 2001 as compared to $1,354,998 for the same period in 2000. The decrease in revenues resulted from lower average oil prices received and a decline in production, offset by higher average prices received for gas and natural gas liquids ("NGLs"). For the nine months ended September 30, 2001, 28,869 barrels of oil, 15,766 barrels of NGLs and 74,022 mcf of gas were sold, or 56,972 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 32,036 barrels of oil, 18,405 barrels of NGLs and 72,406 mcf of gas were sold, or 62,509 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.62, or 6%, from $28.64 for the nine months ended September 30, 2000 to $27.02 for the same period in 2001. The average price received per barrel of NGLs increased $.15, or 1%, from $14.26 during the nine months ended September 30, 2000 to $14.41 during the same period in 2001. The average price received per mcf of gas increased 62% from $2.42 during the nine months ended September 30, 2000 to $3.93 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $804,978 for the nine months ended September 30, 2001 as compared to $796,670 for the same period in 2000, an increase of $8,308, or 1%. This increase was due to an increase in production costs, offset by declines in depletion and general and administrative expenses ("G&A").

Production costs were $670,680 for the nine months ended September 30, 2001 and $639,715 for the same period in 2000, resulting in a $30,965, or 5%, increase. This increase was primarily due to higher ad valorem taxes and additional well maintenance costs incurred to stimulate well production, offset by a decline in workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 4% from $40,650 for the nine months ended September 30, 2000 to $38,944 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $95,354 for the nine months ended September 30, 2001 as compared to $116,305 for the same period in 2000, representing a decrease of $20,951, or 18%. This decrease was primarily due to a decline in oil production of 3,167 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 31% to $343,050 for the three months ended September 30, 2001 as compared to $498,725 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 9,466 barrels of oil, 5,097 barrels of NGLs and 19,629 mcf of gas were sold, or 17,835 BOEs. For the three months ended September 30, 2000, 10,398 barrels of oil, 6,403 barrels of NGLs and 26,667 mcf of gas were sold, or 21,246 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.52, or 15%, from $30.72 for the three months ended September 30, 2000 to $26.20 for the same period in 2001. The average price received per barrel of NGLs decreased $4.14, or 27%, from $15.27 during the three months ended September 30, 2000 to $11.13 for the same period in 2001. The average price received per mcf of gas decreased 36% from $3.05 during the three months ended September 30, 2000 to $1.95 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $282,381 for the three months ended September 30, 2001 as compared to $242,604 for the same period in 2000, an increase of $39,777, or 16%. This increase was due to an increase in production costs, offset by declines in G&A and depletion.

Production costs were $237,527 for the three months ended September 30, 2001 and $191,243 for the same period in 2000, resulting in a $46,284 increase, or 24%. This increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher ad valorem taxes.

During this period, G&A decreased 31% from $14,962 for the three months ended September 30, 2000 to $10,291 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated as a result of decreased oil and gas revenues.

Depletion was $34,563 for the three months ended September 30, 2001 as compared to $36,399 for the same period in 2000, representing a decrease of $1,836, or 5%. This decrease was primarily attributable to a decline in oil production of

932 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $131,033 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to a reduction of $218,108 in working capital and a decline in G&A expenses of $1,706, offset by a decrease in oil and gas sales receipts of $57,816 and an increase in production costs of $30,965. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues. The decrease in oil and gas receipts resulted from the decrease in oil prices of $51,763 during 2001 and $117,265 resulting from the decline in production during 2001 as compared to the same period in 2000, offset by an increase in gas and NGL prices of $111,212 during 2001. The increase in production costs was primarily due to increased ad valorem taxes and additional well maintenance costs incurred to stimulate well production, offset by a decline in workover costs.


Net Cash Used in Investing Activities

The Partnership's investment activities during the nine months ended September 30, 2001 and 2000 were related to upgrades of equipment on various oil and gas properties.

Proceeds from asset dispositions of $311 recognized during the nine months ended September 30, 2001 were from the sale of equipment on one active well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $591,888, of which $5,919 was distributed to the managing general partner and $585,969 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $586,630, of which $5,866 was distributed to the managing general partner and $580,764 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                            PARKER & PARSLEY 86-C, LTD.

                                    By:     Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 9, 2001            By:     /s/ Rich Dealy
                                            ---------------------------------
                                            Rich Dealy, Vice President and
                                              Chief Accounting Officer